Form 10-Q
period 1996-03-31
BELL SPORTS CORP
filed 1996-05-13
CIK 884063

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarterly period ended         March 30, 1996
                                      ---------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------  ---------------------

                         Commission file number 0-19873


                                BELL SPORTS CORP.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              36-3671789
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                               identification no.)

10601 N. Hayden Rd. Suite I-100, Scottsdale, Arizona                    85260
- - --------------------------------------------------------------------------------
   (Address of principal executive offices)                           (Zip Code)

                                 (602) 951-0033
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
- - --------------------------------------------------------------------------------
Former  name,  former  address and former  fiscal  year,  if changed  since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No and (2) has been
                                                   ---   ---
subject to such filing requirements for the past 90 days. Yes X  No   .
                                                             ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock, $.01 par value         May 1, 1996                13,652,350
- - ----------------------------         ------------------         ----------
Class                                Date                       Number of shares

                                BELL SPORTS CORP.
                               INDEX TO FORM 10-Q

                                     PART I


                                                                           Page
                                                                          Number

Bell Sports Corp. and Subsidiaries Consolidated Balance Sheets
  as of March 30, 1996, July 1, 1995 and July 1, 1995 on a pro
  forma basis                                                                  3

Bell Sports Corp. and Subsidiaries  Consolidated Statements of
  Operations  for the three months and nine months ended March
  30,  1996,  April 1,  1995 and  April 1, 1995 on a pro forma
  basis                                                                        4

Bell Sports  Corp.  and  Subsidiaries  Consolidated  Condensed
  Statements of Cash Flows for the nine months ended March 30,
  1996 and April 1, 1995                                                       5

Notes to Consolidated Financial Statements                                6 - 10

Management's  Discussion  and Analysis of Financial  Condition
  and Results of Operations                                              11 - 13



                                     PART II

Items 1 to 6                                                                  14

Signatures                                                                    15

PART 1.  Financial Information
Item 1.           Financial Statements

              BELL SPORTS CORP. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                   (unaudited; in thousands)

                                                                                Pro forma
                                                       March 30,      July 1,     July 1,
                                                         1996          1995        1995
                                                         ----          ----        ----
ASSETS
- - ------
Cash and cash equivalents                             $  19,668    $  72,018    $  65,765
Marketable securities, current                           12,304       11,062       11,062
Accounts receivable, net                                 89,186       22,262       60,075
Inventories                                              77,158       15,184       68,777
Other current assets                                     25,565        8,243       22,542
                                                      ---------    ---------    ---------
             Total current assets                       223,881      128,769      228,221

Marketable securities, noncurrent                          --         25,893       25,893
Property, plant and equipment, net                       29,525       16,292       26,711
Goodwill, net                                            64,468       11,539       57,160
Intangibles and other assets, net                         8,111        3,941        6,748
                                                      ---------    ---------    ---------
              Total assets                            $ 325,985    $ 186,434    $ 344,733
                                                      =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Accounts payable                                      $  12,239    $   8,604    $  10,028
Accrued expenses                                         15,036        6,463       19,542
Accrued compensation and employee benefits                3,898        1,780        4,761
Notes payable and current maturities of long-
   term debt and capital lease obligations                3,203        3,101        3,555
                                                      ---------    ---------    ---------
             Total current liabilities                   34,376       19,948       37,886

Long-term debt and capital lease obligations            152,346       89,833      152,046
Other liabilities                                         4,609          837        2,937
                                                      ---------    ---------    ---------
             Total liabilities                          191,331      110,618      192,869
                                                      ---------    ---------    ---------

Stockholders' equity:
Preferred stock; $.01 par value; authorized
     1,000,000 shares, none issued
Common stock; $.01 par value;  authorized
     25,000,000 shares;  issued 14,175,750 and
     8,165,812 shares, respectively, outstanding
     13,652,350 and 8,165,812 shares, respectively          142           82          142
Additional paid-in capital                              140,388       64,320      140,308
Unrealized holding losses on marketable securities         (565)      (1,283)      (1,283)
Foreign currency translation adjustments                     67          173          173
Retained earnings                                           139       12,524       12,524
                                                      ---------    ---------    ---------
                                                        140,171       75,816      151,864
Less-523,400 shares of common stock in treasury,
     at cost                                             (5,517)        --           --
                                                      ---------    ---------    ---------
             Total stockholders' equity                 134,654       75,816      151,864
                                                      ---------    ---------    ---------

         Total liabilities and stockholders' equity   $ 325,985    $ 186,434    $ 344,733
                                                      =========    =========    =========

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited; in thousands, except per share data)

                                                 Nine Months Ended                        Three Months Ended
                                                 -----------------                        ------------------

                                                                     Pro forma                                 Pro forma
                                           March 30,      April 1,     April 1,      March 30,     April 1,     April 1,
                                             1996          1995         1995          1996          1995          1995
                                             ----          ----         ----          ----          ----          ----
Net sales                                  $181,331      $74,187      $176,945      $67,442       $26,843       $62,349
Cost of sales                               128,731       50,633       127,860       46,510        18,900        45,640
Inventory write-up                           14,107           --            --        1,016            --            --
                                           --------      -------      --------      -------       -------       -------
     Gross profit                            38,493       23,554        49,085       19,916         7,943        16,709

Selling, general and
  administrative expenses                    47,428       21,695        43,026        17,069         7,725       14,932
Amortization of goodwill and
  intangible assets                           1,915          721         1,718          736           240           572
Consolidation costs                           1,894           --            --          836            --            --
Net investment income                        (2,419)      (3,526)       (3,292)        (455)       (1,243)       (1,165)
Interest expense                              6,636        3,451         7,047        2,308         1,183         2,590
                                           --------      -------      --------      -------       -------       -------

(Loss) income before
  income taxes                              (16,961)       1,213           586        (578)            38          (220)
(Benefit) provision for
  income taxes                               (4,579)         454           702      (1,291)            16            11
                                           --------      -------      --------      -------       -------       -------

Net (loss) income                          $(12,382)     $   759      $   (116)     $  713        $    22         ($231)
                                           ========      =======      ========      =======       =======       =======

Net (loss) income per common
  and common equivalent share              $ (0.90)      $  0.09      $  (0.01)     $ 0.05        $  0.00        ($0.02)
                                            =======      =======      ========      ======        =======       =======


Weighted average number of
  common and common
  equivalent shares outstanding             13,764         8,184        14,288      13,645         8,179         14,285
                                            ======       =======      ========      ======         =====         ======

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)

                                                                          Nine Months Ended
                                                                        March 30,    April 1,
                                                                          1996        1995
                                                                          ----        ----
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net cash used in operating activities                                   $(49,443)   $ (6,809)
                                                                        --------    --------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Capital expenditures                                                    (5,641)     (3,502)
  Net sale of marketable securities                                       24,897      15,927
  Cash expended related to business acquisition activities               (16,789)         --
  Other                                                                       --           3
                                                                        --------    --------
Net cash provided by investing activities                                  2,467      12,428
                                                                        --------    --------

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                             79          24
  Treasury stock purchases                                                (5,517)         --
  Net payments on notes payable, long-term debt and capital leases           169         739
                                                                        --------    --------
Net cash (used in)  provided by financing activities                      (5,269)        763
                                                                        --------    --------

Effect of exchange rate changes on cash and cash equivalents                (105)        185
                                                                        --------    --------

Net (decrease) increase in cash and cash equivalents                     (52,350)      6,567
Cash and cash equivalents at beginning of period                          72,018      46,756
                                                                        --------    --------
Cash and cash equivalents at end of period                              $ 19,668    $ 53,323
                                                                        ========    ========

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Bell Sports Corp. and its wholly-owned subsidiaries (collectively, the Company) design, manufacture and market bicycles, related bicycle parts and accessories, bicycle helmets and automotive racing helmets.

Consolidation
- - -------------

The consolidated financial statements include the accounts of Bell Sports Corp. and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Accounting Period
- - -----------------

The Company's fiscal year is either a fifty-two or fifty-three week accounting period ending on the Saturday that is nearest to the last day of June.

Unaudited Information and Basis of Presentation
- - -----------------------------------------------

The consolidated balance sheet as of March 30, 1996 and statements of operations and condensed cash flows for all periods included in the accompanying financial statements have not been audited. In the opinion of management these financial statements include all normal and recurring adjustments necessary for a fair presentation of such financial information. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The financial information included herein has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The interim financial information and the notes thereto should be read in conjunction with the audited financial statements for the fiscal years ended July 1, 1995, July 2, 1994 and July 3, 1993 which are included in the Company's 1995 annual report to stockholders.

The Company completed a merger with American Recreation Company Holdings, Inc. ( "AMRE" ) on July 3, 1995. Accordingly, the accounts and results of operations of American Recreation are included in the Company's March 30, 1996 consolidated financial statements but were not included in the comparable period ended April 1, 1995 or the fiscal year end balances at July 1, 1995. Pro forma financial statements for the periods ended April 1, 1995 and at July 1, 1995 reflect the merger as if it occurred at the beginning of fiscal 1995 and are for illustrative purposes only. See Note 6.

Income Per Share Information
- - ----------------------------

Income per common and common equivalent share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the periods, using the treasury stock method for stock options and warrants. Common equivalent shares are excluded from the computation if their effect is anti-dilutive except that, pursuant to Staff Accounting Bulletin No. 83 of the Securities and Exchange Commission, certain stock options that were granted at prices below the initial public offering price during the twelve month period immediately preceding the April 1992 initial public stock offering have been treated as common stock equivalents for all periods presented. Fully diluted net income per common share for all periods included in the accompanying financial statements has not been presented since an assumed conversion (using the if converted method, which includes the adjustment of reported net income for interest charges on a net-of-tax basis) of the Company's 4 1/4% convertible debentures (see Note 4) would be anti-dilutive.

Marketable Securities
- - ---------------------

All marketable securities, consisting of preferred equity securities and U.S. Government Agency instruments have been classified as available-for-sale securities and are reported at fair value with unrealized holding gains and losses reported in stockholders' equity. The fair value of the marketable securities was obtained from published market quotes or outside professional pricing sources. The cost of the Company's marketable securities available for sale exceeded the fair market value of such securities by approximately $565,000 and $1.3 million at March 30, 1996 and July 1, 1995, respectively, and such excess was recorded as a reduction to the Company's stockholders' equity.

Scheduled maturities of marketable debt securities are approximately seven years, on a weighted average basis.

Accounts Receivable
- - -------------------

Accounts receivable at March 30, 1996 and July 1, 1995 are net of allowances for doubtful accounts of $2,129,000 and $647,000, respectively.

Property, Plant and Equipment
- - -----------------------------

Property, plant and equipment at March 30, 1996 and July 1, 1995 are net of accumulated depreciation of $13,893,000 and $9,942,000, respectively.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                                      March 30,  July 1,
(in thousands)                                          1996      1995
                                                        ----      ----

Raw materials                                         $ 6,162   $ 2,912
Work in process                                         2,830     2,424
Finished goods                                         68,166     9,848
                                                      -------   -------

                                                      $77,158   $15,184
                                                      =======   =======


In purchase accounting, as such term is used under generally accepted accounting principles, inventories of an acquired business are generally required to be written-up from cost to estimated selling price less disposal costs. As the acquired inventory is sold, the related inventory write-up is charged against cost of sales.

As a result of the acquisition of SportRack in May 1995, the merger with AMRE in July 1995 and the acquisition of Giro in January 1996, inventories were written-up $14.1 million, which amount has been fully charged against cost of sales during the nine months ended March 30, 1996.

NOTE 3 - PRODUCT LIABILITY AND CONTINGENCIES

Product Liability
- - -----------------

On February 2, 1996, a Toronto, Canada jury returned a verdict against Bell based on injuries arising out of a 1986 motorcycle accident. The jury found that Bell was 25% responsible for the injuries with the remaining 75% of the fault assigned to the plaintiff and the other defendant. If the judgment is upheld, the amount of the claim for which Bell would be responsible and the legal fees and tax implications associated therewith are estimated to be between $3.0 and $4.0 million. The Company sold its motorcycle helmet manufacturing business in June 1991 in a transaction in which the purchaser assumed all responsibility for product liability claims arising out of helmets manufactured prior to the date of disposition and the Company agreed to use its in-house defense team to defend these claims at the purchaser's expense. If the purchaser is for any reason unable to pay the judgment, settlement amount or defense costs arising out of this or any other claim, the Company could be held responsible for the payment of such amounts or costs. The Company believes that the purchaser does not have the financial resources to pay any significant judgment, settlement amount, or defense costs arising out of this or any other claim.

The Company has filed an appeal of the Canadian verdict. Although the Company cannot predict the outcome of an appeal, the Company currently has adequate cash balances and sources of capital available to satisfy the judgment if Bell is unsuccessful in the appeal. Accordingly, the Company currently does not believe the claim will have a material adverse effect on liquidity or the financial condition of the Company. Although the Company maintains product liability insurance, this claim arose during a period in which the Company was self-insured. The Company currently does not have a reserve for this judgment.

The Company is subject to various other product liability claims and/or suits brought against it for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured by the Company and, in certain cases, products manufactured by others. The ultimate outcome of these existing claims and any potential future claims cannot presently be determined. Management believes that existing product liability claims/suits are defensible and that, based on the Company's past experience and assessment of current claims, the aggregate of defense costs and any uninsured losses will not have a material adverse impact on the Company's financial position or results of operations.

The cost of product liability insurance had fluctuated greatly in past years and the Company opted to self-insure claims for certain periods. The Company has been covered by product liability insurance since July 1, 1991. This insurance is subject to a self-insured retention. There is no assurance that insurance coverage will be available or economical in the future.

Environmental Issues
- - --------------------

In the ordinary course of its business, the Company is required to dispose of certain waste at off-site locations. During 1993, the Company became aware of an investigation by the Illinois Environmental Protection Agency (the "Illinois Agency") of a waste disposal site, owned by a third party, which was previously utilized by the Company. As a result of that investigation, the Illinois Agency informed the Company that certain of the Company's practices with respect to the identification, storage and disposal of hazardous waste and related reporting requirements may not have complied with the applicable law. On March 14, 1995, the State of Illinois filed a complaint with the Illinois Pollution Control Board against the Company and the disposal site owner based on the same allegations. The complaint seeks penalties not exceeding statutory maximums and such other relief as the Pollution Control Board determines appropriate. The disposal site owner filed a cross-claim against the Company that seeks to have penalties assessed against the Company and not against the disposal site owner. Any penalties as a result of the cross-claim would be payable to the State. The State and the Company have agreed in principle to a settlement in which the Company will pay $69,000 to the State and will dispose of certain materials in a container at the waste disposal site at an authorized hazardous waste disposal facility. The Company is seeking dismissal of the cross-claim on several grounds.

Additionally, the Illinois Agency has been negotiating with the disposal site owner with respect to the procedures and actions necessary to close the disposal site. The extent and nature of any actions which may be taken against the Company with respect to this matter can not presently be determined.

Shareholder Litigation
- - ----------------------

On February 16, 1995, an AMRE shareholder filed a lawsuit, on his own behalf, and a purported class action, against AMRE and its directors in the Chancery Court of the State of Delaware, alleging various breaches of fiduciary and common law duties and requesting both monetary and injunctive relief. The alleged basis for the claims are the action of AMRE and its directors in connection with the authorization and approval of the AMRE Merger with Bell Sports Corp. The AMRE Merger was consummated on July 3, 1995 and the case has been inactive since that date. On October 2, 1995, the Company filed a motion to dismiss the case.

NOTE 4 -  NOTES PAYABLE, LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The Company has approximately $155.5 million in notes payable, long term debt and capital lease obligations outstanding at March 30, 1996. A significant portion of this amount relates to $86.25 million outstanding on its 4 1/4% convertible subordinated debentures. Maturing November 15, 2000, the debentures are convertible into common stock at any time prior to maturity at a conversion price of $54.06 per share. Interest on the debentures is payable semi-annually. The debentures are redeemable at the Company's option at any time on or after November 15, 1996, at specified redemption prices.

In February 1996, the Company entered into a $100 million multicurrency, unsecured revolving line of credit (the "Revolving Credit") with a syndicated bank group. This facility replaces prior revolving credit facilities that were used by the Company's North American operations. At March 30, 1996, a total of $63.0 million was outstanding under the credit facility.

The Revolving Credit, which expires in December 1999, provides the Company with several interest rate options, including U.S. prime, LIBOR plus a margin, Canadian prime plus the applicable LIBOR margin less 0.50%, the Canadian banker's acceptance plus the LIBOR margin plus 0.125%, and short-term fixed rates offered by the agent bank in the loan syndication. The LIBOR margin is currently 1.25% per annum, but it can range between 0.75% and 1.25% depending on the Company's interest coverage ratio. Under the Revolving Credit, the Company is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.15% to 0.25% per annum, depending on the prevailing interest coverage ratio.

The Revolving Credit contains certain financial covenants, the most restrictive of which are a minimum interest coverage ratio, a maximum funded debt ratio and a minimum consolidated tangible net worth amount. As of March 30, 1996, the Company was in compliance with all the covenants. The Revolving Credit also contains covenants that restrict the amount of cash dividends as well as the amount that the Company can repurchase of its subordinated debt and common stock.

NOTE 5 - COMMON STOCK

From time to time, the Company has granted to its executive officers, non-employee directors and certain other employees options to purchase shares of the Company's Common Stock. At March 30, 1996 options to purchase approximately 1,918,000 shares of Common Stock were outstanding.

On August 24, 1995, the Company announced a stock repurchase program authorizing the repurchase of up to 10% of the outstanding shares of the Company's Common Stock from time to time in open market or private transactions. The timing of any repurchase and the price and number of shares repurchased will depend on market conditions and other factors. As of March 30, 1996 and May 1, 1996, the Company had repurchased a total of 523,400 shares at an aggregate purchase price of approximately $5.5 million. Shares repurchased may be retired or used for general corporate purposes.

NOTE 6 - MERGER WITH AMERICAN RECREATION COMPANY HOLDINGS, INC.

On July 3, 1995, the Company completed a merger with AMRE, a designer, marketer and distributor of bicycles, related bicycle parts and accessories and bicycle helmets in the United States and Canada.

The unaudited pro forma financial information contained in the statement of operations for the periods ended April 1, 1995 and the balance sheet as of July 1, 1995 are presented for illustrative purposes only, giving effect to the Merger of Bell and AMRE, accounted for as a "purchase", as such term is used under generally accepted accounting principles.

Certain amounts reported in AMRE's historical financial information have been reclassified to conform with the Bell presentation.

NOTE 7 - CONSOLIDATION COSTS

Included in fiscal 1996 pre-tax income is $1.9 million related to the consolidation of organizations, facilities and product lines subsequent to the merger with AMRE. Two sales and marketing offices have been closed and a third office in Commack, New York is in the process of being closed and consolidated into the Company's San Jose, California operation. The Company estimates that future consolidation costs under these programs will approximate $2.5 million and will be incurred in the fourth quarter of fiscal 1996 and the first half of fiscal 1997.

The following table sets forth the details of activity during fiscal 1996 for consolidation costs:

(in thousands)                                          Accrual at      1996        Cash        Accrual at
                                                       July 1, 1995    Accrual    Payments   March 30, 1996
                                                     --------------- ---------- ----------- ---------------
Lease payments and other facility expenses              $  769         $  173      ($366)         $576
Severance and other related benefits                       453            357       (729)           81
Relocation and other                                        --          1,364     (1,364)           --
                                                     --------------- ---------- ----------- ---------------
    Total                                               $1,222         $1,894    ($2,459)         $657
                                                     =============== ========== =========== ===============

NOTE 8 - GIRO SPORTS DESIGN ACQUISITION

On January 22, 1996, the Company acquired substantially all of the assets of privately-owned, Giro Sport Design, Inc. of California and all outstanding shares of Giro Sport Design International, Inc., the holding company which owns Giro's Ireland operation ("The Giro Acquisition"). Giro designs, manufactures and markets premium bicycle helmets in North America, Europe and other parts of the world.

The transaction was treated as a "purchase" transaction for accounting and financial reporting purposes. Giro's results of operations and financial information were included in the Company's fiscal 1996 third quarter ending March 30, 1996, from the date of acquisition.

                                     Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION AND LIQUIDITY

The Company's current ratio increased to 6.5 to 1 at March 30, 1996 from 6.0 to 1 at July 1, 1995 stated on a pro forma basis. Cash and current and noncurrent marketable securities decreased to $32.0 million at March 30, 1996 from $102.7 million at July 1, 1995 stated on a pro forma basis. The decline relates to cash utilized in the acquisition of Giro of $18.1 million, repurchase of $5.5 million of the Company's Common Stock in connection with the Company's stock repurchase program, capital expenditures of $5.6 million and cash used in the seasonal build up of accounts receivable and inventories.

Accounts receivable at March 30, 1996 increased 48% from July 1, 1995 stated on a pro forma basis due to the acquisition of Giro and the use of extended dating programs for sales to independent bicycle dealers. Inventories increased in fiscal 1996 third quarter due to the production of finished goods in preparation for anticipated fourth quarter sales demand, coupled with the acquisition of Giro.

In February 1996, the Company entered into a $100 million multicurrency, unsecured revolving line of credit (the "Revolving Credit") with a syndicated bank group. This facility replaces prior revolving credit facilities that were used by the Company's North American operations. At March 30, 1996, a total of $63.0 million was outstanding under the credit facility.

The Revolving Credit, which expires in December 1999, provides the Company with several interest rate options, including U.S. prime, LIBOR plus a margin, Canadian prime plus the applicable LIBOR margin less 0.50%, Canadian banker's acceptance plus the LIBOR margin plus 0.125%, and short-term fixed rates offered by the agent bank in the loan syndication. The LIBOR margin is currently 1.25% per annum, but it can range between 0.75% and 1.25% depending on the Company's interest coverage ratio. Under the Revolving Credit, the Company is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.15% to 0.25% per annum, depending on the prevailing interest coverage ratio.

The Revolving Credit contains certain financial covenants, the most restrictive of which are a minimum interest coverage ratio, a maximum funded debt ratio and a minimum consolidated tangible net worth amount. As of March 30, 1996, the Company was in compliance with all the covenants. The Revolving Credit also contains covenants that restrict the amount of cash dividends as well as the amount that the Company can repurchase of its subordinated debt and common stock.

A principal business strategy of the Company has been to pursue acquisitions of businesses, products or technologies that will complement its current business. The Company has identified the bicycle and sporting goods industries as possible areas of focus. Such acquisitions may be funded with available cash, debt financing, issuance of common stock or a combination thereof. The Giro acquisition completed in January 1996 was funded with available cash.

Capital expenditures were $5.6 million for the first nine months of fiscal 1996. The Company expects to spend approximately $11 million on capital expenditures in fiscal 1996. The largest planned expenditures are for computer systems and new product tooling.

RESULTS OF OPERATIONS

         Net Sales. Net sales increased by 8% to $67.4 million during the three months ended March 30, 1996 as compared to $62.3 million in the same period of 1995 stated on a pro forma basis. The overall increase is attributed to inclusion of Giro and SportRack sales which were not included in the comparable prior year period. Sales increases were experienced in all product categories, except for auto racing helmets. On a year-to-date basis net sales increased 2% to $181.3 million from $176.9 million in the previous year presented on a pro forma basis. The year-to-date increase is attributable to higher Mongoose bicycle sales and the inclusion of Giro and SportRack sales results which were not included in last year's results.
These increases were partially offset by lower bicycle helmet sales.

The product line sales mix for the nine month and three month periods are as follows:

                                                   Nine Months Ended                Three Months Ended
                                                   -----------------                ------------------
                                                                 Pro forma                      Pro forma
                                               March 30,          April 1,       March 30,       April 1,
                                                 1996              1995            1996           1995
                                                 ----              ----            ----           ----
Product Line Sales Mix:
     Bicycle accessories                          48%               48%            45%             45%
     Bicycle helmets                              31%               32%            38%             37%
     Bicycles                                     20%               19%            15%             16%
     Auto Racing helmets                           1%                1%             2%              2%

The Company's sales outlook for the last quarter of fiscal 1996 remains cautious due to the weak retail environment for bicycle products and higher than normal retail inventory levels caused by poor Christmas sales and harsh winter weather conditions around many parts of the country.

         Gross Margin. Gross margins increased to 31% of net sales in the third quarter of fiscal 1996, excluding the impact of the inventory write-up, compared to 27% in the comparable prior year period, stated on a pro forma basis. This increase is due to improvement in the Bell brand helmet and Mongoose bicycle margins from the prior year and the inclusion of Giro during the quarter. For the first nine months of fiscal 1996, gross margins increased to 29% of net sales, excluding the impact of the inventory write-up, compared to 28% in the prior comparable period, stated on a pro forma basis. Gross margins for the third quarter and fiscal 1996 year-to-date were 30% and 21%, respectively, including the impact of the inventory write-up.

The inventory write-up, related to the acquisition of SportRack, the merger with AMRE and the acquisition of Giro, has been fully charged against cost of sales during the first nine months of fiscal 1996.

         Selling, General and Administrative. Selling, general and administrative costs increased to 25% of net sales in the third quarter of fiscal 1996 from 24% in fiscal 1995 stated on a pro forma basis and to 26% of net sales for the nine month period of fiscal 1996 from 24% in fiscal 1995 stated on a pro forma basis. Year-to-date selling, general and administrative costs increased $4.4 million to $47.4 million in the first nine months of fiscal 1996 due to a $3.9 million investment in a Bell brand television advertising campaign and the incremental selling, general and administrative expenses related to SportRack and Giro which were acquired in May 1995 and January 1996, respectively, offset by general and administrative expense savings resulting from the merger with AMRE.

As a result of the timing of the Company's spring selling season, sales are normally higher in the second half of the fiscal year than the first half.
Although some selling, general and administrative expenses are variable with sales, many expenses are incurred evenly throughout the year.

         Amortization of intangibles. Amortization of goodwill and intangible assets increased to $736,000 in the third quarter of 1996 from $572,000 in the third quarter of 1995 , stated on a pro forma basis, and to $1.9 million in the first nine months of fiscal 1996 from $1.7 million in the first nine months of fiscal 1995, stated on a pro forma basis. These increases are due to the acquisition of SportRack in May 1995 and Giro in January 1996.

         Consolidation costs. Consolidation costs were $0.8 million in the third quarter of fiscal 1996 and $1.9 million on a year-to-date basis. These costs relate to the consolidation of organizations, facilities and product lines subsequent to the merger with AMRE. Two sales and marketing offices have been closed and a third office in Commack, New York is in the process of being closed and consolidated into the Company's San Jose, California operation. The Company estimates that future consolidation costs under these programs will approximate $2.5 million and will be incurred in the fourth quarter of fiscal 1996 and the first half of fiscal 1997.

         Net investment income and interest expense. Net investment income decreased to $0.5 million in the third quarter of fiscal 1996 from the $1.2 million in the third quarter of fiscal 1995, stated on a pro forma basis. On a year-to-date basis, net investment income decreased to $2.4 million in fiscal 1996 from $3.3 million in the comparable period of fiscal 1995, stated on a pro forma basis. Interest expense decreased to $2.3 million in the third quarter of fiscal 1996 from $2.6 million in the third quarter of fiscal 1995, stated on a pro forma basis. For the nine month period, interest expense decreased to $6.6 million in fiscal 1996 from $7.0 million in the comparable period of fiscal 1995, stated on a pro forma basis. These declines are due to lower available levels of cash and marketable securities being invested and due to lower debt balances outstanding during fiscal 1996.

         Income taxes. The effective tax rate was 51% for the quarter and 42% for the nine month period of fiscal 1996, before consolidation charges and the effect of the inventory write-up compared to 37% for the comparable quarter and nine month period of fiscal 1995. The effective rate, including consolidation costs and the impact of the inventory step-up, was 27% for the quarter and the nine month period in fiscal 1996. The current year's effective rates differ significantly from the federal statutory rate of 34% due primarily to several large expense items which are not deductible for federal or state income tax purposes.

         Net income and weighted average shares. Results from operations for fiscal 1996 third quarter, before consolidation costs and the effect of the inventory write-up, were net income of $624,000, or $0.05 cents per share compared to a net loss of $231,000, or $0.02 cent per share, in the previous year presented on a pro forma basis. For the first nine months of fiscal 1996, the net loss increased to $560,000, or $0.04 cents per share, before consolidation charges and the effect of the inventory write-up from a net loss of $116,000 or $0.01 cent per share in the previous year presented on a pro forma basis. Results from operations including the effects of the inventory write-up and consolidation costs were net income of $0.7 million or $0.05 per share for the third quarter of fiscal 1996 and a net loss of $12.4 million or $0.90 per share for the first nine months of fiscal 1996.

Weighted average shares outstanding for the third quarter were 13.6 million in fiscal 1996 as compared to 14.3 million in fiscal 1995 stated on a pro forma basis. Weighted average shares outstanding in the fiscal nine month period were
13.8 million compared to 14.3 million in the fiscal 1995 period stated on a pro forma basis. The decrease in weighted average shares outstanding was primarily due to the Company's repurchase of 523,400 shares of its outstanding Common Stock during the year.

                                BELL SPORTS CORP.
                                     PART II

Item 1                     Legal Proceedings
                           None

Item 2                     Changes in Securities
                           None

Item 3                     Defaults Upon Senior Securities
                           None

Item 4                     Submission of Matters to a Vote of Security Holders
                           None

Item 5                     Other Information
                           None

Item 6                     Exhibits and Reports on Form 8-K

                           (a)      Exhibit Index - Page  16

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 10, 1996
     ----------------

                             BELL SPORTS CORP.




  /s/ Howard A. Kosick      Executive Vice President and Chief Financial Officer
- - ----------------------      ----------------------------------------------------
Howard A. Kosick            (Principal financial officer)


  /s/ Linda K. Bounds       Vice President and Corporate Controller
- - ---------------------       ---------------------------------------
Linda K. Bounds            (Principal accounting officer)

                                BELL SPORTS CORP.
                                INDEX TO EXHIBITS


Exhibit
Number   Description                                                   Page
- - --------------------------------------------------------------------------------
10       U.S. $100,000,000 Mulitcurrency Credit Agreement
         Dated As Of February 15, 1996 Among Bell Sports Corp.,
         The Guarantors Party Hereto, The Banks Party Hereto, And
         Harris Trust And Savings Bank As Agent                        Page   17

11       Statement re: computation of per share earnings               Page  142