Form 10-K
period 1996-07-01
BELL SPORTS CORP
filed 1996-09-27
CIK 884063

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
           /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


          For the fiscal year ended         June 29, 1996
                                    --------------------------

          / / OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                 to
                              -----------------   ---------------

Commission file number 0-19873
                       -------

                                BELL SPORTS CORP
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    36-3671789
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)


15170 N. Hayden Rd., Suite #1, Scottsdale, Arizona                  85260
- --------------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)


                                 (602) 951-0033
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                Name of each exchange on which registered
 ----------------------------       -----------------------------------------

 Not applicable
 ----------------------------       -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

                         Preferred Stock Purchase Rights
                         -------------------------------
                                (Title of class)

               4 1/4% Convertible Subordinated Debentures due 2000
               ---------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X          No
                                                -----          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 6, 1996 was $99,331,960 (based on the average of the high and low sales price as reported by The Nasdaq Stock Market on such date).

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of each of the registrant's classes of common stock, as of September 6, 1996:

Class                                                       Number of shares
- -----                                                       ----------------
Common Stock, $.01 par value                                13,700,960

PART I.

Item 1.   Business

(a)   General development of business
      -------------------------------

The Company is a leading worldwide designer, manufacturer and marketer of bicycle accessories, bicycle helmets, bicycles and auto racing helmets. The Company sells bicycle helmets and a variety of bicycle accessories under various brand names such as Bell, Giro, Advent, Rhode Gear, Blackburn, VistaLite, SportRack, BSI, Copper Canyon and BikeXtras. The Company's bicycle line is sold under the Mongoose brand name. For the fiscal year ended June 29, 1996, bicycle accessories, bicycle helmets, bicycles and auto racing products represented 49%, 31%, 18% and 2%, respectively, of the Company's net sales.

Bell Sports Corp. was incorporated in Delaware in 1989. As used herein, unless the context otherwise clearly requires, the "Company" refers to Bell Sports Corp., its consolidated subsidiaries and its predecessors. The Company is a successor to four principal businesses that engaged in the manufacture and marketing of motorcycle helmets, bicycle helmets, bicycle accessories and auto racing products. In June 1991, the Company ceased manufacturing and marketing motorcycle helmets, although the Company continues to license the trademarks used in connection with the manufacture of such helmets to a third party. In August 1991, the Company established EuroBell S.A. ("EuroBell") to enhance the Company's ability to compete in the European market. In April 1992, the Company completed an initial public offering of its common stock, par value $.01 ("Common Stock"). In November 1992, the Company acquired Blackburn Designs, Inc. ("Blackburn"), a leading designer and marketer of certain bicycle accessories. In December 1992, the Company completed a secondary public offering of its common stock. The Company completed a public offering of convertible subordinated debentures in November 1993. In January 1994, the Company acquired the business of VistaLite, Inc. ("VistaLite"), a leading designer and manufacturer of LED safety lights and headlights for bicycles. In May 1995, the Company acquired substantially all of the assets of SportRack Canada, Inc. ("SportRack"), which designs, manufactures and markets automobile roof rack systems. In July 1995, the Company completed the merger (the "AMRE Merger") of a subsidiary of the Company with American Recreation Company Holdings, Inc. ("AMRE") pursuant to which AMRE became a wholly-owned subsidiary of the Company. AMRE is a world-wide designer, marketer and distributor of bicycles and related parts and accessories. In January 1996, the Company acquired the assets of Giro Sport Design, Inc. and all of the outstanding stock of Giro Sport Design
International, Inc. (collectively "Giro"). Giro designs, manufacturers and markets premium bicycle helmets.

VistaLite is a trademark of Bell Sports, Inc. BELL(R), RHODE GEAR U.S.A.(R), GIRO(R), BSI(R) and BLACKBURN(R) are trademarks of Bell Sports, Inc., which are registered in the United States and other countries. AMRE proprietary products include bicycle helmets, parts and accessories and bicycles sold under the BikeXtras(TM), Copper Canyon(TM), Cycletech(TM), Advent(TM) and Mongoose(TM) brand names.

(b)   Financial information about industry segments
      ---------------------------------------------

The Company operates primarily in one line of business--the marketing and distribution of bicycle accessories, bicycle helmets and bicycles. The Company also manufactures and markets auto racing helmets. The revenues generated and the identifiable assets used in the auto racing business are not significant to the Company.

(c)   Narrative description of business
      ---------------------------------

   (i) Principal products produced and principal markets and methods of distribution

         The Company markets and distributes bicycle accessories, bicycle helmets and bicycles.

         The Company markets its products in two primary trade channels -- specialty retail and mass merchant. The specialty retail trade channel is comprised of independent bicycle dealers ("IBDs"), sporting goods retailers and mail-order catalogs, all of which target the mid-to premium-priced segment of the consumer market. The mass merchant trade channel appeals to the economy-priced segment of the market and includes retailers such as Kmart, Wal*Mart and Price Costco.

         The Company has three U.S. divisions: Specialty Retail, Service Cycle and Giro--which offer products to the specialty retail trade channel. The Company's Specialty Retail Division markets bicycle helmets under the Bell Pro brand name and bicycle accessories under the Rhode Gear, Blackburn and VistaLite brand names. Sale of merchandise is made through the division's own sales force. The Service Cycle Division offers bicycle helmets and bicycle accessories under the Advent brand name and a value-priced line of bicycles sold under the widely recognized Mongoose brand. Mongoose offers a full line of off-road (mountain and BMX) and on-road bicycles for adults and juveniles. Service Cycle distributes its proprietary products as well as several popular brands of non-propriety bicycle accessories through the division's own sales force. The Company's Giro Division offers premium bicycle helmets under the Giro brand name and sunglasses under the Smith brand name. The Giro brand is considered one of the most elite brands in the bicycle helmet industry. The Giro Division distributes its products through independent sales representatives.

         The Company also markets a wide range of bicycle accessories and bicycle helmets in the mass merchant trade channel through the Company's U.S. Mass Merchant Division. Bicycle helmets are marketed under the brand names: Bell and BSI. Bicycle accessories are marketed under the Copper Canyon and BikeXtras brand names. Prior to fiscal 1996, the Bell brand of bicycle helmets was marketed exclusively in the specialty retail trade channel.

         The Company currently has three international divisions located in Canada, France and Ireland. Bell Sports Canada, located in Granby, Quebec, has three divisions: Specialty Retail, Mass Merchant and SportRack. The Specialty Retail and Mass Merchant Divisions operate similar to the U.S.divisions, and use most of the same brand names, plus a few that are unique to the Canadian market. SportRack manufacturers, markets and distributes automotive roof rack systems to IBDs and other nontraditional trade channels such as original automotive equipment manufacturers and snow ski shops.

         The EuroBell Division, located in France, was established in 1991 primarily as a bicycle helmet manufacturing, marketing and distribution operation. EuroBell has expanded its product offerings to include a variety of bicycle accessories and bicycles. Bicycle helmets are marketed to specialty shops and mass merchants under the Bell and Bike Star brand names, as well as certain private label arrangements. Bicycle accessories are marketed under the Rhode Gear, VistaLite, Blackburn and SportRack brands. Bicycles are offered under the Mongoose name.

         Giro Ireland Limited, located in Ireland, markets and distributes bicycle helmets across Europe under the Giro brand name.

         The Company anticipates opening a sales and marketing office in Sidney, Australia during fiscal 1997 to market and distribute the Company's various brand name products to the Pacific Rim specialty retail and mass merchant trade channels.

         The Company is also a leading manufacturer and marketer of auto racing helmets on an international basis.

   (ii)  Status of new products

         The Company has ongoing research and development programs directed at enhancing and extending its existing products and developing new products. See "Research and Development Expenditures." The Company does not at present have a new product or new industry segment that requires the investment of a material amount of the total assets of the Company.

   (iii) Sources and availability of raw materials

         No single raw material accounts for a significant portion of the cost of the Company's products. The Company's bicycle and auto racing helmets contain plastic expandable polystyrene foam, which is one of the primary materials used in the Company's helmets. Presently, the Company purchases substantially all of its expandable polystyrene from BASF and Polysource, two of several possible suppliers of this material. Metal tubing, readily available from many sources, is used extensively in the manufacturing of bicycle carriers and roof racks for automobiles. The Company does not have any long-term supply contracts for the purchase of raw materials. Some components and many finished good items, including bicycles and certain bicycle parts and accessories, are manufactured for the Company by outside suppliers, including suppliers in Mexico, Europe and the Far East.

   (iv)  Patents, trademarks and licenses

         In the course of its business, the Company employs various trademarks, trade names and service marks, including its logos, in the packaging and advertising of its products. The Company believes the strength of its service marks, trademarks and trade names is of considerable value and importance to its business and intends to continue to protect and promote its marks as appropriate. The loss of any significant mark could have a material adverse effect on the Company. The Company also licenses the Bell trademark for use on certain motorcycle, snowmobile, ski and police helmets manufactured by third parties.

         The Company is the owner of numerous federal registrations and applications filed with the United States Patent and Trademark Office. These registrations constitute evidence of the validity of these marks and the Company's exclusive right to use the marks on its products. The Company may also be entitled to protection under the federal Trademark Act for the Company's unregistered marks. As of June 29, 1996, the Company owned 70 United States patents and 30 foreign patents. In addition, as of June 29, 1996, the Company had 14 United States patents and eight foreign patents pending issuance. None of the Company's patents are believed to be individually material to the continuing operations of the Company.

   (v)   Extent to which the business is seasonal

         As a result of the timing of the Company's spring selling season, net sales are normally higher in the second half of the fiscal year than the first half. The first quarter of the fiscal year is the Company's slowest quarter. Although some selling and administrative expenses are variable with sales, many expenses are incurred evenly throughout the year. Accordingly, low sales in any quarter may adversely effect the Company's operating margins and profitability in such quarter. The Company's quarterly results may also vary depending on such factors as the timing of new product introductions, major customer shipments, inventory holdings of significant customers, adverse weather conditions and the sales mix of products sold.

   (vi)  Working capital items

         The timing of the Company's preseason selling programs and spring selling season may cause fluctuations in the levels of inventory and receivables held by the Company from quarter to quarter. The Company supports sales of its products through various seasonal promotions, which include extended payment terms for independent bicycle dealers. Historically, inventories and receivables are higher in the second half of the fiscal year as compared to the first half.

   (vii) Dependence on single customer

         The Company sells to small independent bicycle dealers and national mass merchants. For the year ended June 29, 1996, approximately 17% of the Company's sales were to a single customer, Wal*Mart. The loss of this customer or a significant reduction in sales to this or other large mass merchant customers could have a material adverse effect on the Company's sales and profitability. The write-off of any significant receivable due from these customers could also adversely impact the Company's profitability.

   (viii) Amount of backlog

         Historically, there is a backlog of specialty retail orders from October to December as a result of preseason orders placed after the fall trade shows. The backlog decreases over the winter months and is usually insignificant by the end of the Company's third fiscal quarter. The mass merchant trade channel does not operate with a large backlog. The Company's backlog of orders at June 29, 1996 and July 1, 1995 was not significant.

   (ix)  Business subject to renegotiation

         The Company does not currently engage in any business with governmental authorities that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of such authorities.

   (x)   Competitive conditions

         The markets for the Company's bicycle-related products are highly competitive and the Company faces competition from a number of sources in each of its product lines. Some competitors are part of large bicycle manufacturers and may be able to better promote bicycle helmet and accessory sales through bicycle sales programs. Competition is based on price, quality, customer service, brand name recognition and style. Although there are no significant technological or manufacturing barriers to entry into the Company's bicycle related businesses, factors such as brand recognition, customer relationships and product liability exposure may discourage new competitors from entering the business. Many new competitors have entered the bicycle helmet market in the last five years and pricing pressures have increased significantly as a result of such competition.

   (xi)  Research and development expenditures

         The Company has an ongoing research and development program directed at enhancing and expanding its existing products and developing new products. The Company's bicycle helmet research and development staff primarily focuses on developing technical product features that can improve helmet aerodynamics, weight, comfort, durability, safety, aesthetics and style in an effort to broaden a helmet's consumer appeal. A separate staff focuses on developing state-of-art and better performing bicycle accessories. The Company also maintains an experienced bicycle research and development staff to develop innovative bicycle products and improve upon existing products. The Company spent approximately $4.7 million, $3.3 million and $3.2 million on research and development in the fiscal years ended June 29, 1996, July 1, 1995 and July 2, 1994, respectively. The increase in fiscal 1996 is attributed to the addition of AMRE, SportRack and Giro.

   (xii) Material effects of compliance with environmental regulations

         In the ordinary course of its business, the Company is required to dispose of certain waste at off-site locations. During 1993, the Company became aware of an investigation by the Illinois Environmental Protection Agency (the "Illinois Agency") of a waste disposal site, owned by a third party, which was previously utilized by the Company. As a result of that investigation, the Illinois Agency informed the Company that certain of the Company's practices with respect to the identification, storage and disposal of hazardous waste and related reporting requirements may not have complied with the applicable law. On March 14, 1995, the State of Illinois (the "State") filed a complaint with the Illinois Pollution Control Board (the "Pollution Control Board") against the Company and the disposal site owner based on the same allegations. The complaint seeks penalties not exceeding statutory maximums and such other relief as the Pollution Control Board determines appropriate. The disposal site owner filed a cross-claim against the Company that seeks to have penalties assessed against the Company and not against the disposal site owner. Any penalties as a result of the cross-claim would be payable to the State. The State and the Company have agreed in principle to a settlement in which the Company will pay $69,000 to the State and will dispose of certain materials in a container at the waste disposal site at an authorized hazardous waste disposal facility. The Company is seeking dismissal of the cross-claim on several grounds.

         Additionally, the Illinois Agency has been negotiating with the disposal site owner with respect to the procedures and actions necessary to close the disposal site. The extent and nature of any actions which may be taken against the Company with respect to this matter cannot presently be determined

  (xiii) Number of employees

         The Company employed approximately 1,700 persons at June 29, 1996.

(d)  Financial  information  about  foreign and domestic  operations  and export
     ---------------------------------------------------------------------------
     sales
     -----

     The financial information required with respect to foreign and domestic operations and export sales of the Company appears in note 13 to the Consolidated Financial Statements of the Company appearing on page 35 of this Annual Report on Form 10-K.

Item 2.           Properties

The following table sets forth a brief description of the properties of the Company and its subsidiaries:


Location            General Description
- --------            -------------------

Scottsdale, AZ      Corporate headquarters of approximately 12,180 square feet

Rantoul, IL         Administrative,  manufacturing, and distribution facility of approximately 322,400 square feet on 34 acres

San Jose, CA        Sales,  marketing,  research  and  development  facility  of approximately 63,600 square feet

Santa Cruz, CA      Giro  sales,  marketing,  administration,  distribution  and research and development  facility of  approximately  41,300 square feet

Torrance, CA        Mongoose  product  development  and  marketing  facility  of approximately 5,900 square feet

Commack, NY(1)      Administration office of approximately 20,000 square feet

York, PA            Distribution center with approximately 300,000 square feet

Memphis, TN         Distribution center with approximately 198,000 square feet

Fairfield, CA       Distribution center with approximately 254,000 square feet

Paris, France       EuroBell,  S.A. sales and marketing  office of approximately
                    5,000 square feet

Roche-La-Moliere,   Administrative,  manufacturing and distribution  facility of
France              approximately 38,700 square feet on 2.9 acres


Limerick, Ireland   Giro sales and distribution facility of approximately 18,750 square feet

Granby, Quebec      Sales, marketing, administration and distribution facilities with  a  combined  square  footage  total  of  approximately
                    136,000

Calgary, Alberta    Distribution facility of approximately 14,000 square feet

All locations are leased except for the York, Pennsylvania facility, which is owned by American Recreation Company, Inc., a wholly-owned subsidiary of the Company, and the Roche-La-Moliere facility, which is held under a lease-purchase arrangement.


(1)     The Company expects to close this office by December 1996.

Item 3. Legal Proceedings

Due to the nature of its business, the Company at any particular time, may be a defendant in a number of product liability lawsuits for serious personal injury or death allegedly related to the Company's products and, in certain instances, products manufactured by others. Many of such lawsuits seek damages in substantial amounts, including punitive damages.

As of June 29, 1996, there were 34 lawsuits pending relating to injuries allegedly suffered from products made or sold by the Company. Of the 34 lawsuits, 14 involve motorcycle helmets, eight involve bicycle helmets, one involves an auto racing helmet, one involves a bicycle pedal, six involve bicycles, three involve bicycle accessories, and one involves a child seat.

Four of the 34 lawsuits pending against the Company as of June 29, 1996 are scheduled for trial prior to December 31, 1996. During each of the last five fiscal years the Company has been served with complaints in the following number of cases: 19 cases in fiscal 1992, ten cases in fiscal 1993, 11 cases in fiscal 1994, five cases in fiscal 1995 and 12 cases in fiscal 1996. Of the 12 cases served in fiscal 1996, which includes AMRE lawsuits, two involve motorcycle helmets, three involve bicycle helmets, six involve bicycles and one involves an accessory product. Of these same 12 cases, two cases involve a claim relating to death, five involve claims relating to serious, permanently-disabling injuries, and five involve less serious injuries such as broken bones or lacerations. Typical product liability claims include allegations of failure to warn, breach of express and implied warranties, design defects and defects in the manufacturing process.

Although the Company sold its motorcycle manufacturing business in June 1991 in a transaction in which the purchaser assumed all responsibility for product liability claims arising out of helmets manufactured prior to the date of the disposition, the Company agreed to use its in-house defense team to defend these claims at the purchaser's expense. Included in the 14 motorcycle helmet cases that were being defended by the Company's in-house defense team at June 29, 1996, are lawsuits in which the Company is either a named defendant or is defending claims against the purchaser. One of the cases involves the appeal of a jury verdict rendered against the Company in February 1996 by a Canadian jury. Unless reversed on appeal, the verdict is estimated to be between $3.0 and $4.0 million, which includes associated legal fees and tax implications. If the purchaser is for any reason unable to pay a judgment, settlement amount or defense costs arising out of these claims, the Company could be held responsible for the payment of such amount or costs. The Company believes that the purchaser does not currently have the financial resources to pay any significant judgment, settlement amount or defense costs arising out of any claim. Although the Company cannot predict the outcome of an appeal, the Company currently has adequate cash balances and sources of capital available to satisfy the judgment if the appeal is unsuccessful. Accordingly, the Company currently does not believe the claim will have a material adverse effect on liquidity or the financial condition of the Company. Although the Company maintains product liability insurance, this claim arose during a period in which the Company was self-insured. The Company currently does not have a reserve for this judgment.

The Company has licensed the "Bell" trademark for use on motorcycle helmets. The Company believes that it is possible that, by virtue of its status as licensor and the fact that such motorcycle helmets carry the Bell name, the Company could be named as a defendant in an action involving liability for the motorcycle helmets manufactured by the purchaser of the Company's motorcycle helmet business.

The philosophy of the Company is to vigorously defend all product liability claims. The Company has developed extensive in-house experience with respect to the defense of claims due to the number of claims lodged against the Company and its vigorous defense posture. The Company also retains certain outside counsel who specialize in product liability and frequently represent the Company. To date the Company has been successful in defending and settling product liability claims, with only one final judgment having been entered against the Company in 1984 in an amount not material to the Company. Although the Company intends to continue to aggressively defend itself against all claims asserted against it, currently pending proceedings and any future claims are subject to the uncertainties attendant to litigation and the ultimate outcome of any such proceedings or claims cannot be predicted.

Since 1977, the Company has been intermittently protected to some degree by various product liability insurance policies. There are various periods, however, for which no insurance is available. Due to certain deductibles, self-insured retention levels and aggregate coverage amounts applicable under the Company's insurance policies that do exist, the Company may bear responsibility for the significant portion, if not all, of the defense costs (which include attorney's fees, settlement costs and the cost of satisfying judgments) of any claim asserted against the Company. There can be no assurance that insurance coverage, if available, will be sufficient to cover one or more large claims or that the applicable insurer will be solvent at the time of any covered loss. Certain of the Company's insurers for the periods prior to fiscal 1986 are insolvent. Further, there can be no assurance that the Company will obtain insurance coverage at acceptable levels and costs in the future. Successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company. The Company's current products liability insurance covers claims based on occurrences within the policy period up to a maximum of $15 million for each occurrence and $15 million in the aggregate in excess of the Company's self-insured retention of $2 million per occurrence for helmets and the Company's self-insured retention of $250,000 for other products, including Mongoose bicycles. The policy provides coverage only for products manufactured or sold by the Company and does not provide any coverage with respect to motorcycle helmets. The Company's current insurance policy allows the Company's in-house product liability defense team to manage all claims against the Company.

Insurance coverage for products distributed prior to the AMRE Merger include various self-insured retentions from $25,000 to $50,000 for all products claims with various coverages in excess of the self-insured retention. As of June 29, 1996 one case had exceeded its $40,000 self-insured retention. Litigation is currently managed by a third party administrator, Risk Management Enterprises. The Company maintains an active role in the management of this litigation. The Company continues to utilize its in-house defense team to manage all claims.

Insurance coverage for products manufactured by Giro, prior to the acquisition by the Company in January 1996, include self-insured retentions from $25,000 to $150,000 for all product claims with $1.5 million coverage in excess of the self insured retention levels. The Company maintains an active role in the management of all Giro related litigation.

Besides the product liability litigation described above, the Company is not party to any material litigation that, if adversely determined, would have a material effect on its business.

See Item 1.(c)(xii) "Material effects of compliance with environmental regulations" for information relating to an investigation by the Illinois Environmental Protection Agency of certain of the Company's off-site waste handling practices.

Shareholder Litigation
- ----------------------

On February 16, 1995, an AMRE shareholder filed a lawsuit, on his own behalf, and a purported class action, against AMRE and its directors in the Chancery Court of the State of Delaware, alleging various breaches of fiduciary and common law duties and requesting both monetary and injunctive relief. The alleged basis for the claims are the action of AMRE and its directors in connection with the authorization and approval of the AMRE Merger. The AMRE Merger was consummated on July 3, 1995 and the case has been inactive since that date. On October 2, 1995, the Company filed a motion to dismiss the case.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Common Stock is traded on The Nasdaq National Market under the symbol "BSPT." The Company's 4 1/4% Convertible Subordinated Debentures due 2000 are traded on The Nasdaq Small Cap Market under the symbol "BSPTG".

As of September 13, 1996, there were approximately 1,220 shareholders of record; the Company estimates that, as of such date, there were approximately 14,800 beneficial owners.

Fiscal Year 1995           High             Low             Dividends Declared
- ----------------           ----             ---             ------------------

1st Quarter               28 1/2          18 1/4                   -----
2nd Quarter               24 3/4          12 3/4                   -----
3rd Quarter               18 1/2          12 1/4                   -----
4th Quarter               15              11 1/4                   -----

Fiscal Year 1996
- ----------------

1st Quarter               14 1/2           9 7/8                   -----
2nd Quarter               11 1/8             7                     -----
3rd Quarter               9 1/8            5 1/2                   -----
4th Quarter               10 3/8             6                     -----

The Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

Item 6. Selected Financial Data

                                BELL SPORTS CORP.
                             SELECTED FINANCIAL DATA
                      (in thousands, except per share data)

                                                                                 Fiscal Years Ended

                                                    June 29,          July 1,          July 2,          July 3,         June 27,
                                                     1996              1995             1994             1993            1992
                                                     ----              ----             ----             ----            ----
Summary of Operations:
Net sales                                         $ 262,340        $ 102,990        $ 116,090       $  82,611        $  64,459
(Loss) income from continuing
   operations                                       (12,375)          (3,443)          10,459           6,582            4,125
(Loss) income before
   extraordinary items and
   cumulative effect of change in
   accounting principle                             (12,375)          (3,443)          10,459           6,582            4,125
Extraordinary items                                      --               --               --            (298)           1,318
(Loss) income before cumulative
   effect of change in accounting
   principle                                        (12,375)          (3,443)          10,459           6,284            5,443
Cumulative effect of change in
   accounting for income taxes                           --               --               --             700               --
Net (loss) income                                 $ (12,375)       $  (3,443)       $  10,459       $   6,984        $   5,443

Per share:
   (Loss) income from continuing
     operations                                   $   (0.90)       $   (0.42)       $    1.27       $    0.88        $    0.77
   Net (loss) income                                  (0.90)           (0.42)            1.27            0.93             1.01
   Weighted average number of
     common and common
     equivalent shares outstanding                   13,740            8,178            8,245           7,523            5,375

Balance Sheet Information:
Total assets                                      $ 298,635        $ 186,434        $ 184,658       $  82,219        $  46,690
Total debt                                          125,570           92,934           91,384           3,853            7,926
Total stockholders' equity                          136,041           75,816           75,187          67,658           27,242

Results for fiscal 1996 include an inventory write-up of $14.1 million related to the AMRE Merger and the acquisitions of SportRack and Giro, which were fully charged against cost of sales.

Results for fiscal 1993, which was a 53 week accounting period, include a loss on an early extinguishment of debt which was classified as an extraordinary item.

Results for fiscal 1992 include a loss on an early extinguishment of debt of $1.1 million and utilization of net operating loss carryforwards of $2.4 million which were classified as extraordinary items.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company is a leading worldwide designer, manufacturer and marketer of bicycle accessories, bicycle helmets, bicycles and auto racing helmets. The Company sells bicycle helmets and a variety of bicycle accessories, under various brand names such as Bell, Giro, Rhode Gear, Blackburn, VistaLite and SportRack. The Company's bicycle line is sold under the Mongoose brand name.

In July 1995, the Company completed the merger (the "AMRE Merger") of a subsidiary of the Company with American Recreation Company Holdings, Inc. ("AMRE") pursuant to which AMRE became a wholly-owned subsidiary of the Company. The unaudited pro forma summary presented below is for illustrative purpose only, giving effect to the AMRE Merger, accounted for as a "purchase", as such term is used under generally accepted accounting principles.

In adddition, the Company acquired the assets of Giro Sport Design, Inc. and all of the outstanding stock of Giro Sport Design International, Inc. (collectively "Giro") in January 1996. The Giro acquisition was accounted for as a "purchase" and is included in the financial statements from the effective date of the acquisition.

Certain matters contained herein are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include, but are not limited to, seasonality, competitive business conditions, timing of major customer shipments, adverse weather conditions, retail environment, economic conditions and currency fluctuations.

Comparison of the Fiscal Year Ended June 29, 1996 with the Fiscal Year Ended July 1, 1995

Net Sales. Net sales increased by 4% to $262.3 million in fiscal 1996 compared to $253.3 million in fiscal 1995 stated on a pro forma basis. The overall increase is primarily attributed to inclusion of Giro and SportRack sales, which were not included for the entire comparable prior year period. Sales increases were experienced in the bicycle accessories category due to the addition of SportRack and higher sales to the mass merchant channel. Bicycle helmet sales were down 1% due to a weak retail environment in the Company's second and third quarters and inclement weather conditions during the third and fourth quarters. The Company believes it maintained bicycle helmet market share in fiscal 1996 despite an overall decline in bicycle helmet unit sales. This market decline was offset by the acquisition of Giro and the introduction of the Bell helmet brand into the mass merchant trade channel. At June 29, 1996, a total of 25 million children were covered by mandatory helmet legislation, in 14 states. An additional 2.5 million children will become covered in January 1997 when the state of Florida legislation becomes effective. Bicycle sales increased by 7% due to higher domestic Mongoose sales and an increased distribution of Mongoose products in Europe.

For the year ended June 29, 1996, bicycle accessories, bicycle helmets, bicycles and auto racing helmets represented 49%, 31%, 18% and 2%, respectively, of the Company's net sales. For the year ended July 1, 1995 stated on a pro forma basis, bicycle accessories, bicycle helmets, bicycles and auto racing helmets represented 48%, 32%, 18% and 2%, respectively, of the Company's net sales. The Company's sales outlook for the first half of fiscal 1997 remains cautious due to the slow retail environment for bicycle products.

Gross Margin. Gross margins increased to 29% of net sales in fiscal 1996, excluding the impact of the inventory write-up, compared to 25% in fiscal 1995, stated on a pro forma basis. The increase is due to improvement in the Bell brand helmet margins from 42% to 46%, improved Mongoose bicycle margins and the inclusion of Giro and SportRack, which provide higher gross margins, during the current fiscal year. The increase in the Bell brand margin was attained in both the specialty retail and the mass merchant channels.

Gross margins for fiscal 1996 were 23% including the impact of an inventory write-up. The inventory write-up of $14.1 million, related to the merger with AMRE and the acquisitions of SportRack and Giro has been fully charged against cost of sales during fiscal 1996.

Selling, General and Administrative. Selling, general and administrative costs increased to 25% of net sales for fiscal 1996 from 24% in fiscal 1995 stated on a pro forma basis. For fiscal 1996 selling, general and administrative costs increased $5.7 million from $61.1 million in fiscal 1995 stated on a pro forma basis to $66.8 million in fiscal 1996. The increase is attributable to incremental expenditures in excess of $5.6 million for an advertising and promotional campaign to promote the Bell brand and to educate consumers on the importance of wearing bicycle helmets and incremental selling, general and administrative expenses related to SportRack and Giro which were acquired in May 1995 and January 1996, respectively, offset by general and administrative expense savings resulting from the merger with AMRE. The Company expects to spend approximately $1.0 million to $2.0 million less on advertising in fiscal 1997 than in fiscal 1996.

Amortization of Intangibles. Amortization of goodwill and intangible assets increased to $2.9 million for fiscal 1996 from $2.3 million in fiscal 1995, stated on a pro forma basis. These increases are due to a full year of amortization of the SportRack intangibles and the inclusion of amortization of intangibles for Giro which was acquired in January 1996.

Net Investment Income and Interest Expense. Net investment income decreased by $1.5 million in fiscal 1996 to $2.9 million from $4.4 million in fiscal 1995, stated on a pro forma basis. The decrease is due to lower cash and marketable securities balances resulting from the cash acquisition of Giro and utilization of cash to reduce outstanding debt balances. Interest expense decreased by $1.2 million in fiscal 1996 to $8.7 million from $9.9 million in fiscal 1995, stated on a pro forma basis. The decrease is attributable to lower outstanding debt balances in fiscal 1996 than fiscal 1995, stated on a pro forma basis. In order to minimize the adverse effect on the Company's marketable securities of potential future increases in interest rates, the Company may continue, from time to time, to liquidate certain marketable securities, possibly at a loss.

Subsequent to year-end, the Company was awarded $1.8 million in an arbitration case related to the handling of certain marketable securities by an outside investment advisor. This settlement (net of expenses) will be recorded in the first quarter of fiscal 1997.

Consolidation Costs. Consolidation costs were $5.9 million in fiscal 1996 compared to $4.6 million in fiscal 1995, stated on a pro forma basis. These costs relate to the consolidation of organizations, facilities, computer systems and product lines related to the merger with AMRE. The Company estimates that future consolidation costs under these programs will approximate $1.5 million and will be incurred in the first half of fiscal 1997. Future costs relate primarily to the relocation and severance of employees.

Income Taxes. An income tax benefit of $8.3 million or 40% of the pre-tax loss was reported for fiscal 1996 compared to an income tax benefit of $3.6 million or 32% of the pre-tax loss for fiscal 1995, stated on a pro forma basis. Net operating loss carryforwards of approximately $26.0 million remain available to the Company at June 29, 1996.

Comparison of the Fiscal Year Ended July 1, 1995 with the Fiscal Year Ended July 2, 1994

Net Sales. Net sales declined 11% from $116.1 million in fiscal 1994 to $103.0 million in fiscal 1995 due to a decline in demand within the bicycle helmet industry. The helmet industry was adversely affected due to a decrease in the number of children becoming covered for the first time by mandatory helmet legislation from period to period and a 20% reduction in the average retail price for bicycle helmets.

Mandatory helmet legislation generally requires infants, toddlers and youths to wear an approved safety helmet while riding on a bicycle. Historically, the Company has experienced an increase in demand for bicycle helmets as new legislation is enacted. In fiscal 1995, only one additional state with approximately 1.4 million children enacted mandatory legislation as compared to seven states with a combined total of 13.3 million children becoming covered by mandatory helmet legislation in fiscal 1994. The sharp decline in the number of children becoming covered for the first time by mandatory helmet legislation during fiscal 1995 negatively impacted fiscal 1995 sales levels. At July 1, 1995, an estimated 23 million children nationwide, in nine states and various cities and counties were covered by mandatory helmet legislation. An additional four states have recently passed legislation that will require an estimated 1.9 million children to wear helmets in fiscal 1996. Additionally, two Canadian provinces passed mandatory helmet legislation that will require approximately 13.4 million adults and children to wear bicycle helmets.

European sales increased 12% in fiscal 1995 due to a more favorable French franc exchange rate and higher sales volume within the mass merchant trade channel.

Bicycle helmets, bicycle accessories and auto racing products accounted for 62%, 34% and 4% of the Company's net sales, respectively, in fiscal 1995 compared to 72%, 25% and 3%, respectively, in fiscal 1994.

Gross Margin. Gross margins were 28% of net sales in fiscal year 1995, compared to 41% in fiscal 1994. The decrease is attributed to a decline in the average selling price for bicycle helmets, lower than planned factory volume and certain one-time adjustments recorded in connection with the AMRE Merger and the introduction of the Bell helmet brand across all trade channels. The average retail price of bicycle helmets declined approximately 20% due to increased competition at the opening price points.

In fiscal 1994, the Company expanded helmet manufacturing capacity as a result of the surge in helmet demand. The increase in factory overhead cost related to this expansion, combined with lower production levels in fiscal 1995, caused the Company to generate significant factory variances which negatively impacted gross margins. Production volumes were reduced to match the lower sales levels experienced in fiscal 1995 and to reduce finished goods inventory levels.

One-time charges of $2.4 million negatively impacted gross margins due to the combination of the Company's and AMRE's bicycle helmet lines and the introduction of the Bell brand into the mass merchant trade channel, resulting in the discontinuance of certain BSI brand product tooling and inventory. Before consolidation and other one-time charges, the gross margin for fiscal 1995, was 30%.

Selling, General and Administrative. Selling, general and administrative costs increased to 30% of net sales in fiscal 1995 from 26% in fiscal 1994. The increase was attributable to lower sales in fiscal 1995 as compared to fiscal 1994 and $0.6 million in other one-time charges recorded in the fourth quarter of fiscal 1995. Selling, general and administration costs before other one-time charges were 29% of net sales in fiscal 1995.

Actual selling, general and administrative costs, excluding one-time adjustments, increased $0.4 million in fiscal 1995 over fiscal 1994 due to increased ad co-op and advertising expenses partially offset by a decline in sales commissions due to lower sales levels.

Amortization of Intangibles. Amortization of goodwill and intangible assets increased $70,000 during fiscal 1995, compared to the fiscal 1994 period due to the inclusion of a full year of amortization on VistaLite intangibles and amortization on the SportRack intangibles. The Company acquired VistaLite in January 1994 and SportRack in May 1995.

Net Investment Income and Interest Expense. Net investment income increased $1.1 million or 31% in fiscal 1995, increasing to $4.7 million from $3.6 million in fiscal 1994. The increase was due to higher cash and marketable securities balances resulting from the net cash proceeds from the Company's November 1993 public offering of aggregate principal amount of $86.3 million of its 4 1/4% Convertible Subordinated debentures due 2000 (the "Debentures") being invested for a twelve month period in fiscal 1995 compared to an eight month period in fiscal 1994. Net investment income is net of $1.0 million and $0.8 million in net losses on the sale of securities in fiscal 1995 and 1994, respectively. Interest expense increased to $4.6 million in fiscal 1995 from $3.0 million in fiscal 1994 primarily due to the Debentures being outstanding for twelve months in fiscal 1995 compared to eight months in fiscal 1994.

Consolidation Costs. In fiscal 1995, the Company recorded $2.1 million of consolidation costs related to the AMRE Merger. The costs primarily represented severance benefits and facility closing costs, which have been or are expected to be, incurred as a result of the consolidation and integration plans the Company approved in connection with the AMRE Merger.

During fiscal 1994, consolidation costs of $185,000 were recorded relating to the consolidation of the manufacturing and distribution operations of Blackburn, which was acquired by the Company in fiscal 1993.

Income taxes. An income tax benefit of $1.9 million or 36% of the pre-tax loss was reported for fiscal 1995 as compared to income tax expense of $6.5 million or 38% of pre-tax earnings in fiscal 1994. Net operating loss and capital loss carryforwards totaling $2.7 million remained available to the Company at July 1, 1995.

Financial Position

The Company's current ratio improved to 5.4 to 1 at June 29, 1996 from 5.3 to 1 at July 1, 1995, stated on a pro forma basis. Cash and current and noncurrent marketable securities decreased to $31.1 million at June 29, 1996 from $102.7 million at July 1, 1995 stated on a pro forma basis. The decline primarily relates to the net reduction of long-term debt of $29.2 million, the acquisition of Giro of $16.8 million and the purchase of treasury stock of $5.5 million.

Accounts receivable at June 29, 1996 increased 26% from July 1, 1995 stated on a pro forma basis due to the acquisition of Giro and a higher proportion of sales to independent bicycle dealers who get extended dating programs. Inventories at June 29, 1996 increased 6% from July 1, 1995 stated on a pro forma basis and excluding the inventory step up. This increase is due to the acquisition of Giro in January 1996 and an increase in SportRack inventory due to the start up of the new Mondial product line.

Goodwill, intangibles and other assets increased by $15.4 million at June 29, 1996 from July 1, 1995 stated on a pro forma basis. The increase is attributable to the Giro acquisition, classification of certain deferred tax assets as long-term, offset by current year amortization expense.

Long-term debt decreased to $122.9 million at June 29, 1996 from $150.5 at July 1, 1995 stated on a pro forma basis. The decrease is due to the Company utilizing excess cash to pay off a portion of the debt. The Company's total debt-to-capitalization ratio decreased to 48% at June 29, 1996 from 50% at July 1, 1995 stated on a pro forma basis.

Unrealized holding losses on marketable securities of $500,000 and $1.3 million were recorded as a reduction of stockholders' equity at June 29, 1996 and July 1, 1995 stated on a pro forma basis, respectively. The decline of $800,000 in unrealized holding losses is the result of the sale of certain marketable securities.

Liquidity and Capital Resources

The Company's working capital decreased during fiscal 1996 compared to fiscal 1995 stated on a pro forma basis as cash was utilized in the reduction of debt obligations, the Giro acquisition and the purchase of treasury stock.

In February 1996, the Company entered into a $100.0 million multicurrency, unsecured revolving line of credit (the "Revolving Credit") with a syndicated bank group. This facility replaces prior revolving credit facilities that were used by the Company's North American operations. At June 29, 1996, a total of $35.1 million was outstanding under the credit facility.

The Revolving Credit, which expires in December 1999, provides the Company with several interest rate options, including U.S. prime, LIBOR plus a margin, Canadian prime plus the applicable LIBOR margin less 0.50%, Canadian banker's acceptance plus the LIBOR margin plus 0.125%, and short-term fixed rates offered by the agent bank in the loan syndication. The LIBOR margin is currently 1.25% per annum, but it
                                       16
can range between 0.75% and 1.50% depending on the Company's interest coverage ratio. Under the Revolving Credit, the Company is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.15% to 0.30% per annum. At June 29, 1996 the quarterly commitment fee was 0.25% per annum.

The Revolving Credit contains certain financial covenants, the most restrictive of which are a minimum interest coverage ratio, a maximum funded debt ratio and a minimum consolidated tangible net worth amount. It also contains covenants that restrict the amount of cash dividends as well as the amount that the Company can repurchase of its subordinated debt and common stock.

In August 1996, the Company amended the Revolving Credit to grant to the syndicated bank group a security interest in U.S. accounts receivable and inventories. The security interest is subject to automatic release by the bank group upon the achievement of certain financial ratios after September 1, 1997. The amendment, among other things, also waives the interest coverage covenant default as of June 29, 1996. Accordingly, the Revolving Credit is classified as a long-term liability at June 29, 1996.

The Company's primary uses of funds during 1996 relates to the acquisition of Giro of $16.8 million, repurchase of $5.5 million of the Company's Common Stock in connection with the Company's stock repurchase program, debt reduction of $29.2 million and capital expenditures of $5.3 million. In fiscal 1996, capital expenditures were made for new product tooling, computer equipment and factory automation. The Company expects to spend approximately $5.0 to $6.0 million on capital expenditures in fiscal 1997. The largest planned expenditures are for computer equipment and new product tooling.

A principal business strategy of the company has been to pursue acquisitions of businesses, products or technologies that will complement its current business. The Company has identified the bicycle and sporting goods industries as possible areas of focus. Such acquisitions may be funded with available cash, debt financing, issuance of common stock or a combination thereof.

The Company believes its available cash flows from operations and the Revolving Credit should be adequate to satisfy its working capital requirements in fiscal 1997. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

Item 8. Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of
Bell Sports Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Bell Sports Corp. and its subsidiaries at June 29, 1996 and July 1, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1, the Company changed its method of accounting for certain investments in debt and equity securities during the fiscal year ended July 2, 1994.




PRICE WATERHOUSE LLP
Chicago, Illinois
August 14, 1996

                       BELL SPORTS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                              Pro forma
                                                                               June 29,         July 1,         July 1,
                                                                                1996             1995            1995
                                                                                ----             ----            ----
                                                                                             (unaudited)
ASSETS
- ------
Current Assets:
   Cash and cash equivalents                                              $     23,140    $     65,765    $     72,018
   Marketable securities, current                                                7,996          11,062          11,062
   Accounts receivable                                                          75,651          60,075          22,262
   Inventories                                                                  59,413          68,277          15,184
   Deferred taxes and other current assets                                      17,285          18,386           8,243
                                                                          ------------    ------------    ------------

         Total current assets                                                  183,485         223,565         128,769

Marketable securities, noncurrent                                                               25,893          25,893
Property, plant and equipment                                                   24,722          25,313          16,292
Goodwill                                                                        71,245          64,316          11,539
Intangibles and other assets                                                    19,183          10,748           3,941
                                                                          ------------    ------------    ------------

         Total assets                                                     $    298,635    $    349,835    $    186,434
                                                                          ============    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
   Accounts payable                                                       $     11,797    $     10,028    $      8,604
   Accrued compensation and employee benefits                                    4,392           4,761           1,780
   Accrued expenses                                                             16,752          23,480           6,463
   Notes payable and current maturities of long-term debt and
     capital lease obligations                                                   1,070           3,555           3,101
                                                                          ------------    ------------    ------------

         Total current liabilities                                              34,011          41,824          19,948

Long-term debt                                                                 122,919         150,450          88,354
Capital lease obligations and other liabilities                                  5,664           4,533           2,316
                                                                          ------------    ------------    ------------

         Total liabilities                                                     162,594         196,807         110,618
                                                                          ------------    ------------    ------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.01 par value; authorized 1,000,000 shares, none issued
   Common stock; $.01 par value; authorized 25,000,000 shares;
     issued 14,224,360, 14,153,753 and 8,165,812 shares,
     respectively, outstanding 13,700,960, 14,153,753 and
     8,165,812 shares, respectively                                                142             142              82
   Additional paid-in capital                                                  141,647         141,472          64,320
   Unrealized holding losses on marketable securities                             (461)         (1,283)         (1,283)
   Cumulative foreign currency translation adjustments                              81             173             173
   Retained earnings                                                               149          12,524          12,524
                                                                          ------------    ------------    ------------
                                                                               141,558         153,028          75,816
   Less - 523,400 shares of common stock in treasury at cost                    (5,517)
                                                                          ------------    ------------    ------------

         Total stockholders' equity                                            136,041         153,028          75,816
                                                                          ------------    ------------    ------------

         Total liabilities and stockholders' equity                       $    298,635    $    349,835    $    186,434
                                                                          ============    ============    ============

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                     Fiscal years ended

                                                                            Pro forma
                                                                 June 29,     July 1,      July 1,       July 2,
                                                                  1996         1995         1995          1994
                                                                  ----         ----         ----          ----
                                                                           (unaudited)
Net sales                                                      $ 262,340    $ 253,251    $ 102,990    $ 116,090
Cost of sales                                                    187,514      190,948       74,407       68,692
Inventory write-up                                                14,107
                                                               ---------    ---------    ---------    ---------

Gross profit                                                      60,719       62,303       28,583       47,398
                                                               ---------    ---------    ---------    ---------

Selling, general and administrative expenses                      66,826       61,125       30,948       30,007
Amortization of goodwill and intangible assets                     2,854        2,266          954          884
Consolidation costs                                                5,850        4,618        2,123          185
Net investment income                                             (2,877)      (4,427)      (4,740)      (3,579)
Interest expense                                                   8,691        9,934        4,633        2,962
                                                               ---------    ---------    ---------    ---------

(Loss) income before income taxes                                (20,625)     (11,213)      (5,335)      16,939

(Benefit) provision for income taxes                              (8,250)      (3,589)      (1,892)       6,480
                                                               ---------    ---------    ---------    ---------

Net (loss) income                                              $ (12,375)   $  (7,624)   $  (3,443)   $  10,459
                                                               =========    =========    =========    =========

(Loss) income per common share:

Net (loss) income                                              $   (0.90)   $   (0.53)   $   (0.42)   $    1.27
                                                               =========    =========    =========    =========

Weighted average number of common shares
outstanding                                                       13,740       14,284        8,178        8,245
                                                               =========    =========    =========    =========

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                            Unrealized
                                                                             Holding      Foreign
                                                                Additional  Losses on     Currency                      Total Stock-
                                             Common    Common    Paid-In    Marketable  Translation  Retained  Treasury    holders'
                                             Shares    Stock     Capital    Securities   Adjustment  Earnings   Stock       Equity
                                             ------    -----     -------    ----------   ----------  --------   -----   ------------
Balance at July 3, 1993                        8,008   $   80  $  62,145                   $ (75)    $ 5,508             $ 67,658

   Exercise of stock options                      91        1      1,571                                                    1,572
   Change in unrealized holding losses
     on marketable securities                                               $  (4,551)                                     (4,551)
   Other                                                              15                      34                               49
   Net income                                                                                         10,459               10,459
                                              ------   ------  ---------    --------       -----     -------    -------   -------

Balance at July 2, 1994                        8,099       81     63,731       (4,551)       (41)     15,967               75,187

   Exercise of stock options                      67        1        589                                                      590
   Change in unrealized holding losses
      on marketable securities                                                  3,268                                       3,268
   Currency translation adjustment                                                           214                              214
   Net loss                                                                                           (3,443)              (3,443)
                                              ------   ------  ---------    --------       -----     -------    -------   -------

Balance at July 1, 1995                        8,166       82     64,320       (1,283)       173      12,524               75,816

   Issuance of stock and stock options for
      AMRE merger                              5,988       59     77,152                                                   77,211
   Exercise of stock options                      70        1        175                                                      176
   Purchase of treasury stock                   (523)                                                           $(5,517)   (5,517)
   Change in unrealized holding losses
     on marketable securities                                                    822                                          822
   Currency translation adjustment                                                           (92)                             (92)
   Net loss                                                                                          (12,375)             (12,375)
                                              ------   ------  ---------    --------       -----     -------    -------   -------

Balance at June 29, 1996                      13,701   $  142  $ 141,647    $   (461)      $  81     $   149    $(5,517) $136,041
                                              ======   ======  =========    ========       =====     =======    =======   =======

        See accompanying notes to these consolidated financial statements

                       BELL SPORTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              June 29,     July 1,     July 2,
                                                                                1996        1995        1994
                                                                                ----        ----        ----

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income                                                            $(12,375)   $ (3,443)   $ 10,459
   Adjustments to reconcile net (loss) income to net cash (used in)
     provided by operating activities:
         Amortization of goodwill and intangibles                               2,854         954         884
         Depreciation                                                           6,059       3,971       2,731
         Write off of fixed assets                                              1,299
         Provision for doubtful accounts                                        2,481       1,024         328
         Provision for inventory obsolescence                                   3,602       4,183         778
         Deferred income taxes                                                 (7,546)     (2,612)        (75)
   Changes in assets and liabilities, net of adjustments for acquisitions:
         Accounts receivable                                                  (14,819)      8,594     (13,912)
         Inventories                                                            8,296      (1,097)     (6,670)
         Other assets                                                             717        (527)        (61)
         Accounts payable                                                         852      (1,267)      2,015
         Other liabilities                                                    (13,370)     (1,524)      4,174
                                                                             --------    --------    --------

Net cash (used in) provided by operating activities                           (21,950)      8,256         651
                                                                             --------    --------    --------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Capital expenditures                                                        (5,312)     (5,198)     (6,163)
   Acquisition of other businesses                                            (16,789)     (3,822)     (3,110)
   Net sale (purchase) of marketable securities                                29,779      24,778     (42,226)
   Other                                                                                                   22
                                                                             --------    --------    --------

Net cash provided by (used in) investing activities                             7,678      15,758     (51,477)
                                                                             --------    --------    --------

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net of costs                           176         123         582
   Proceeds from issuance of convertible debentures                                                    83,520
   Net (payments on) issuance of notes payable, long-term debt and
     capital leases                                                           (29,175)      1,008       1,102
   Treasury stock purchases                                                    (5,517)
                                                                             --------    --------    --------

Net cash (used in) provided by financing activities                           (34,516)      1,131      85,204
                                                                             --------    --------    --------

Effect of exchange rate changes on cash                                           (90)        117          93
                                                                             --------    --------    --------

Net (decrease) increase in cash and cash equivalents                          (48,878)     25,262      34,471

Cash and cash equivalents at beginning of period                               72,018      46,756      12,285
                                                                             --------    --------    --------

Cash and cash equivalents at end of period                                   $ 23,140    $ 72,018    $ 46,756
                                                                             ========    ========    ========

        See accompanying notes to these consolidated financial statements

                       BELL SPORTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - The Company And Its Significant Accounting Policies

Bell Sports Corp. and its wholly-owned subsidiaries (collectively, the "Company" or "Bell") design, manufacture and market related bicycle parts and accessories, bicycle helmets, bicycles and automotive racing helmets.

Principles of Consolidation and Accounting Period
- -------------------------------------------------

The consolidated financial statements include the accounts of Bell Sports Corp. and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year is either a fifty-two or fifty-three week accounting period ending on the Saturday that is nearest to the last day of June.

The unaudited pro forma information presented in these consolidated financial statements is for illustrative purposes only, giving effect to the AMRE Merger, accounted for as a "purchase", as such term is used under generally accepted accounting principles.

(Loss) Income  Per Share Information
- ------------------------------------

(Loss) income per common and common equivalent share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the periods, using the treasury stock method for stock options and warrants. Common equivalent shares are excluded from the computation if their effect is anti-dilutive except that, pursuant to Staff Accounting Bulletin No. 83 of the Securities and Exchange Commission, certain stock options that were granted at prices below the initial public offering price of the common stock, $.01 par value of the Company (the "Common Stock") during the twelve month period immediately preceding the April 1992 initial public offering of the Common Stock have been treated as common stock equivalents for all periods presented. Fully diluted net (loss) income per common share for the fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994 have not been presented since an assumed conversion (using the if-converted method, which includes the adjustment of reported net income for interest charges on a net-of-tax basis) of the Company's convertible subordinated debentures (the "Debentures") bearing interest at 4 1/4% per annum (see Note 5) would be anti-dilutive.

Accounts Receivable and Concentration of Credit Risk
- ----------------------------------------------------

Accounts receivable at June 29, 1996 and July 1, 1995 are net of allowances for doubtful accounts of $3,448,000 and $647,000, respectively.

The Company's principal customers operate in the mass merchant or sporting goods retail industries or operate as independent bicycle dealers. The customers are not geographically concentrated. As of June 29, 1996, 21% of the Company's gross accounts receivable were attributed to one mass merchant customer. As of July 1, 1995, 20% of the Company's gross accounts receivable were attributed to two mass merchant customers. In addition, one mass merchant customer accounted for 17% and 13% of net sales during the fiscal years ended June 29, 1996 and July 1, 1995, respectively.

Cash and Cash Equivalents
- -------------------------

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Marketable Securities
- ---------------------

In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The Company adopted SFAS 115 on a prospective basis at the beginning of the 1994 fiscal year. Consistent with the provisions of SFAS 115, all marketable securities have been classified as available-for-sale securities and are reported at fair value with unrealized holding gains and losses reported in stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The fair value of the marketable securities was obtained from published market quotes or outside professional pricing sources. The Company uses specific identification as the basis for determining cost in computing realized gains and losses.

Inventories
- -----------

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Costs included in inventories are landed purchased cost on sourced items and raw materials, direct labor and manufacturing overhead on manufactured items.

Property, Plant and Equipment
- -----------------------------

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the base lease term or the estimated useful lives of the related assets. Maintenance and repair costs are expensed as incurred.

Goodwill and Intangible Assets
- ------------------------------

The excess of the acquisition cost over the fair value of the net identifiable assets of businesses acquired in purchase transactions has been included in goodwill and is amortized on a straight-line basis over twenty-five to forty years and is recorded net of accumulated amortization of $4.0 million and $2.0 million at June 29, 1996 and July 1, 1995, respectively. Other intangible assets, which include non-compete agreements, acquisition costs, patents and trademarks and other items, are amortized over their estimated economic lives, ranging from two to seventeen years. Accumulated amortization for intangible assets totaled $3.1 million and $1.9 million at June 29, 1996 and July 1, 1995, respectively. The Company's policy is to account for goodwill and all other intangible assets at the lower of amortized cost or net realizable value. As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets to determine if changes in facts and circumstances suggest that it may be impaired. If this review indicates that the intangibles will not be recoverable, as determined by an undiscounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangibles would be reduced to its estimated fair market value.

Management's Estimates and Assumptions
- --------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research And Development Expense
- --------------------------------

Research and developmental costs are charged to expense as incurred. These costs totaled $4.7 million, $3.3 million and $3.2 million for fiscal years ended 1996, 1995 and 1994, respectively.

Advertising Costs
- -----------------

Advertising and related costs are expensed as incurred, except for ad production costs which are expensed in the fiscal year in which the ad is first run. These costs amounted to $14.7 million, $6.2 million and $4.6 million for fiscal years ended 1996, 1995 and 1994, respectively.

Translation of Foreign Currency
- -------------------------------

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange on the balance sheet date. Revenue and expense items are translated at the average rates of exchange prevailing during the fiscal year. Translation adjustments are recorded in the cumulative translation adjustment component of stockholders' equity.

Foreign Exchange Contracts
- --------------------------

The Company periodically enters into forward foreign exchange contracts in managing its foreign currency risk. Forward exchange contracts are used to hedge various intercompany and external commitments with foreign subsidiaries and inventory purchases denominated in foreign currencies. Exchange contracts usually have maturities of less than one year. The Company has no outstanding foreign exchange contracts at June 29, 1996.

Income Taxes
- ------------

The Company uses the liability method of accounting for income taxes (SFAS 109) which is an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are recorded based upon temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. A valuation allowance is provided for deferred tax assets when management concludes it is more likely than not that some portion of the deferred tax assets will not be realized. The Company prospectively adopted SFAS 109 at the beginning of the 1993 fiscal year.

Accounting for Stock-Based Compensation
- ---------------------------------------

In October 1995, SFAS No. 123,  "Accounting for Stock-Based  Compensation" (SFAS
123) was issued. Companies will have the option of recognizing compensation expense in the financial statements for virtually all stock-based compensation arrangements including stock options, based upon the fair value of the stock-based compensation at the date of the grant, or alternatively, continuing to recognize compensation expense based on the intrinsic value of the grant on the measurement date in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) while disclosing the pro forma effect on a fair value basis. SFAS 123 is required to be adopted in fiscal 1997.

While the Company intends to continue to recognize compensation expense using the method prescribed by APB No. 25, the Company will adopt the disclosure requirements of SFAS No. 123 in fiscal 1997. The Company has not determined the impact of SFAS No. 123 on future financial statement disclosures.

Reclassifications
- -----------------

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - Marketable Securities And Net Investment Income

As of June 29, 1996, marketable securities consisted of preferred equity securities and U.S. Government Agency instruments. Scheduled maturities of U.S. Government Agency instruments are approximately seven years, on a weighted average basis.

Increases in the general level of interest rates in the United States beginning in February 1994 adversely affected the market value of certain of the Company's marketable securities, many of which provide dividends or interest at fixed rates. Interest rate fluctuations in the intervening periods have resulted in both positive and negative changes in the carrying values of the related securities. As of June 29, 1996, the fair values of the Company's holdings in preferred equity securities and U.S. Government Agency instruments were $6.1 million and $1.9 million, respectively. The cost of the preferred equity securities and the U.S. Government Agency instruments exceeded their respective fair values by approximately $400,000 and $100,000 at June 29, 1996.

As of July 1, 1995, the fair values of the Company's holdings in preferred equity securities, U.S. Government Agency investments and municipal securities were $24.9 million, $9.6 million and $2.5 million, respectively. The cost of the preferred equity securities and the U.S. Government Agency instruments exceeded their respective fair values by approximately $1.0 million and $300,000 at July 1, 1995. At that date, the cost of municipal securities approximated their aggregate fair value.

Net investment income consists of the following for each fiscal year:

(in thousands)                                         1996      1995     1994
                                                       ----      ----     ----

Dividend income                                      $   610    $1,919   $2,196
Interest income                                        3,130     4,329    2,263
Realized gains on sale of marketable securities                     10      465
Realized losses on sale of marketable securities        (779)   (1,031)  (1,284)
Investment fees and other                                (84)     (487)     (61)
                                                      ------    ------   ------
     Total                                            $2,877    $4,740   $3,579
                                                      ======    ======   ======

Subsequent to year-end, the Company was awarded $1.8 million in an arbitration case related to the handling of certain marketable securities by an outside investment advisor. This settlement (net of expenses) will be recorded in the first quarter of fiscal 1997.

NOTE 3 - Inventories

Inventories consist of the following components:

(in thousands)                                              June 29,    July 1,
                                                             1996        1995
                                                             ----        ----

Raw materials                                              $ 5,330     $ 2,912
Work in process                                              2,315       2,424
Finished goods                                              51,768       9,848
                                                           -------     -------
     Total                                                 $59,413     $15,184
                                                           =======     =======

Included in cost of sales for fiscal 1996 is approximately $14.1 million pertaining to the write-up to fair value of finished goods related to the merger with AMRE and the acquisitions of SportRack Canada, Inc. ("SportRack") and Giro Sport Design, Inc. and Giro Sport Design International, Inc.

NOTE 4 - Property, Plant And Equipment

Property, plant and equipment consists of the following:

                                                June 29,   July 1,   Estimated
(in thousands)                                    1996      1995     useful life
                                                  ----      ----     -----------

Land, buildings, and leasehold improvements     $ 9,523    $ 3,628   3-38 years
Machinery, equipment and tooling                 21,215     18,237   3-10 years
Office equipment                                  7,478      3,843    3-7 years
Other                                               570        526    3-7 years
                                                --------  --------

                                                  38,786     26,234
Less: Accumulated depreciation and amortization  (14,064)    (9,942)
                                                 -------     ------
     Total                                       $24,722    $16,292
                                                 =======    =======

NOTE 5 -  Bank Credit Facilities And Long-Term Debt

In February 1996, the Company entered into a $100 million multicurrency, unsecured revolving line of credit (the "Revolving Credit") with a syndicated bank group. This facility replaces prior revolving credit facilities that were used by the Company's North American operations. At June 29, 1996, a total of $35.1 million was outstanding under the credit facility.

The Revolving Credit, which expires in December 1999, provides the Company with several interest rate options, including U.S. prime, LIBOR plus a margin, Canadian prime plus the applicable LIBOR margin less 0.50%, Canadian banker's acceptance plus the LIBOR margin plus 0.125%, and short-term fixed rates offered by the agent bank in the loan syndication. The LIBOR margin is currently 1.25% per annum, but it can range between 0.75% and 1.50% depending on the Company's interest coverage ratio. Under the Revolving Credit, the Company is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.15% to 0.30% per annum. At June 29, 1996 the quarterly commitment fee was 0.25% per annum.

The Revolving Credit contains certain financial covenants, the most restrictive of which are a minimum interest coverage ratio, a maximum funded debt ratio and a minimum consolidated tangible net worth amount. The Revolving Credit also contains covenants that restrict the amount of cash dividends as well as the amount that the Company can repurchase of its subordinated debt and common stock.

In August, 1996, the Company amended the Revolving Credit to grant to the syndicated bank group a security interest in U.S. accounts receivable and inventories. The security interest is subject to automatic release by the bank group upon the achievement of certain financial ratios after September 1, 1997. The amendment among other things also waives a default in the interest coverage ratio covenant as of June 29, 1996. Accordingly, the Revolving Credit is classified as a long-term liability at June 29, 1996.

On November 16, 1993, the Company issued an aggregate principal amount of $86.25 million of Subordinated Convertible Debentures (the "Debentures"), at par value. Interest on the Debentures is payable on May 15 and November 15 of each year. The Debentures are redeemable, in whole or in part, at the option of the Company at any time on or after November 15, 1996, at specified redemption prices. Principal is due at maturity on November 15, 2000. The Debentures are convertible by the holder at any time prior to maturity, unless previously redeemed, into shares of the Common Stock at a conversion price of $54.06 per share, subject to adjustment in certain events. For the fiscal years ended June 29, 1996 and July 1, 1995, interest expense relating to the Debentures totaled $4.1 million in each year. This amount includes $384,000 of amortization expense relating to debt issuance costs. Unamortized debt issuance costs relating to the Debentures total $1.7 million and $2.1 million at June 29, 1996 and July 1, 1995, respectively. Such costs are amortized on a straight-line basis over seven years.

The fair value of the Debentures at June 29, 1996, based on their quoted market price of $75 1/2 at the close of business on June 29, 1996, was approximately $65.1 million.

Long-term debt consists of the following:

                                                                        June 29,     July 1,
(in thousands)                                                            1996        1995
                                                                          ----        ----
Notes collateralized by certain equipment due at various dates through December 2000 and bearing interest at fixed rates ranging
 from 2.9% to 10.3%.                                                   $  2,304     $  3,189
Revolving credit agreement, maturing December 1999, bearing
 interest at rates ranging from 6.1% to 8.25%.                           35,138

4 1/4% subordinated convertible debentures maturing
   November 2000                                                         86,250       86,250
                                                                       --------     --------
                                                                        123,692       89,439
Less: Current maturities                                                    773        1,085
                                                                       --------     --------
     Total long term debt                                              $122,919     $ 88,354
                                                                       ========     ========

Scheduled maturities of long-term debt are as follows:

  Fiscal Year                                             Amount
   Ending                                             (in thousands)
                                                      --------------

  1997                                                 $      773
  1998                                                        615
  1999                                                        527
  2000                                                     35,460
  2001                                                     86,317

NOTE 6 - Stockholders' Equity

Stock Options
- -------------

The Company may grant, under various employee stock option plans (the "Plans"), options to purchase up to 1,825,000 shares of Common Stock to officers and key employees. In addition, under the 1993 Outside Directors Stock Option Plan (the "Directors' Plan"), stock options for up to 130,000 shares may be granted to directors who are not employees of the Company. Under the various Plans and the Directors' Plan, the exercise price of options granted may not be less than the fair market value of the Common Stock at the date of grant. The options must be exercised within ten years of the date of grant and typically vest equally over a three year period.

On March 31, 1995, the Management Stock Incentive Committee of the Board of Directors (the "Board") implemented a stock option replacement program (the "Replacement Program"). Under the Replacement Program, holders of stock options issued under the Restated and Amended Bell Sports Corp. 1991 Management Stock Incentive Plan or the Restated and Amended Bell Sports Corp. 1992 Management Stock Incentive Plan were given the opportunity to exchange such options for replacement stock options ("Replacement Options"). Each Replacement Option was for the number of shares of Common Stock subject to the replaced stock option at the time of replacement. Replacement Options are exercisable on the first anniversary of the grant of such Replacement Option for 1/3 of the shares covered thereby and an additional 1/3 of the shares covered thereby on the second and third anniversaries of the grant date. The Replacement Program provides for a per share exercise price equal to the fair market value of a share of Common Stock on March 31, 1995, which was $13.87. Stock options with respect to 676,501 shares with exercise prices ranging from $23.25 to $38.37 were exchanged under the Replacement Program.

The following table summarizes option activity for each fiscal year:

                                             1996          1995          1994
                                             ----          ----          ----

Options outstanding at beginning of year  1,152,675     1,016,540       811,449
    Options granted                         909,688       918,001       299,000
    Options exercised                       (70,607)      (76,114)      (90,909)
    Options canceled                        (75,000)     (676,501)
    Options terminated                      (70,167)      (29,251)       (3,000)
                                          ---------     ---------     ---------
Options outstanding at end of year        1,846,589     1,152,675     1,016,540
                                          =========     =========     =========

Options exercisable at end of year          549,660       161,000       293,941
                                          =========     =========     =========

Prices per share:
  Exercised                            $0.01-$10.80   $0.01-$10.80  $0.01-$24.87
  Unexercised at end of year           $0.01-$42.37  $10.80-$42.37  $0.01-$42.37

Rights Plan
- -----------

On September 22, 1994, the Board declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of Common Stock. The dividend was awarded on October 3, 1994, to the holders of record of the Common Stock at the close of business on October 3, 1994. One Right is also associated with each share of Common Stock issued after October 3, 1994.

When the Rights become exercisable, each Right will entitle the holder thereof (with certain exceptions) to purchase from the Company one one-hundredth of a share of the Series A Junior Participating Preferred Stock, $.01 par value (the "Preferred Shares"), of the Company at a price of $75.00 per one one-hundredth of a Preferred Share, subject to adjustment (the "Exercise Price"). Under certain circumstances, each Right (other than those which have become void) will entitle the holder to purchase, at the Exercise Price, Common Stock having a then current market value of two times the Exercise Price; or, if the Company is acquired in a merger or other business combination, each such Right will entitle the holder to purchase, at the Exercise Price, common stock of the acquirer having a then current market value of two times the Exercise Price.

The Rights become exercisable 10 business days after any person has acquired, or announced its intention to commence a tender offer for, 15% or more of the Common Stock. The Rights will also become exercisable 10 business days after a determination by the disinterested members of the Board (as defined in the Stockholders Rights Agreement dated as of September 22, 1994 and amended by the First Amendment dated as of February 15, 1995) that any person beneficially owning 10% or more of the Common Stock intends to utilize its position to seek short-term financial gain to the detriment of the best long-term interests of the Company and its stockholders.

Under specified conditions, the Company will be entitled to redeem the Rights at $.01 per Right.

Stock Repurchase Program
- ------------------------

On August 24, 1995, the Company announced a stock repurchase program authorizing the repurchase of up to 10% of the outstanding shares of the Company's Common Stock from time to time in open market or private transactions. The timing of any repurchase and the price and number of shares repurchased will depend on market conditions and other factors. As of June 29, 1996 the Company had repurchased a total of 523,400 shares at an aggregate purchase price of approximately $5.5 million. Shares repurchased may be retired or used for general corporate purposes.

NOTE 7 - Commitments And Contingencies

Product Liability
- -----------------

The Company is subject to various product liability claims and/or suits brought against it for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured by the Company and, in certain cases, products manufactured by others. The ultimate outcome of these existing claims and any potential future claims cannot presently be determined. Management believes that existing product liability claims/suits are defensible and that, based on the Company's past experience and assessment of current claims, the aggregate of defense costs and any uninsured losses will not have a material adverse impact on the Company's liquidity or financial position.

The cost of product liability insurance fluctuated greatly in past years and the Company opted to self-insure claims for certain periods. The Company has been covered by product liability insurance since

July 1, 1991. This insurance is subject to a self-insured retention. There is no assurance that insurance coverage will be available or economical in the future.

The Company sold its motorcycle helmet manufacturing business in June 1991 in a transaction in which the purchaser assumed all responsibility for product liability claims arising out of helmets manufactured prior to the date of disposition and the Company agreed to use its in-house defense team to defend these claims at the purchaser's expense. If the purchaser is for any reason unable to pay the judgment, settlement amount or defense costs arising out of this or any other claim, the Company could be held responsible for the payment of such amounts or costs. The Company believes that the purchaser does not currently have the financial resources to pay any significant judgment, settlement amount, or defense costs arising out of this or any other claim.

On February 2, 1996, a Toronto, Canada jury returned a verdict against Bell based on injuries arising out of a 1986 motorcycle accident. The jury found that Bell was 25% responsible for the injuries with the remaining 75% of the fault assigned to the plaintiff and the other defendant. Unless reversed on appeal, the verdict is expected to be between $3.0 and $4.0 million, which includes associated legal fees and tax implications.

The Company has filed an appeal of the Canadian verdict. Although the Company cannot predict the outcome of an appeal, the Company currently has adequate cash balances and sources of capital available to satisfy the judgment if the appeal is unsuccessful. Accordingly, the Company currently does not believe the claim will have a material adverse effect on liquidity or the financial condition of the Company. Although the Company maintains product liability insurance, this claim arose during a period in which the Company was self-insured. The Company currently does not have a reserve for this judgment.


Environmental Litigation
- ------------------------

In the ordinary course of its business, the Company is required to dispose of certain waste at off-site locations. During 1993, the Company became aware of an investigation by the Illinois Environmental Protection Agency (the "Illinois Agency") of a waste disposal site, owned by a third party, which was previously utilized by the Company. As a result of that investigation, the Illinois Agency informed the Company that certain of the Company's practices with respect to the identification, storage and disposal of hazardous waste and related reporting requirements may not have complied with the applicable law. On March 14, 1995, the State of Illinois (the "State") filed a complaint with the Illinois Pollution Control Board (the "Pollution Control Board") against the Company and the disposal site owner based on the same allegations. The complaint seeks penalties not exceeding statutory maximums and such other relief as the Pollution Control Board determines appropriate. The disposal site owner filed a cross-claim against the Company that seeks to have penalties assessed against the Company and not against the disposal site owner. Any penalties as a result of the cross-claim would be payable to the State. The State and the Company have agreed in principle to a settlement in which the Company will pay $69,000 to the State and will dispose of certain materials in a container at the waste disposal site at an authorized hazardous waste disposal facility. The Company is seeking dismissal of the cross-claim on several grounds.

Additionally, the Illinois Agency has been negotiating with the disposal site owner with respect to the procedures and actions necessary to close the disposal site. The extent and nature of any actions which may be taken against the Company with respect to this matter cannot presently be determined

Shareholder Litigation
- ----------------------

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

Leases
- ------
The Company leases certain equipment and facilities under various noncancellable capital and operating leases. The total expense under these operating leases amounted to approximately $3.4 million, $1.9 million and $1.2 million for the fiscal years ended in 1996, 1995 and 1994, respectively.

At June 29, 1996, the future minimum annual rental commitments under all noncancellable leases were as follows:

(in thousands)                                         Operating        Capital
                                                         Leases          Leases
                                                         ------          ------

1997                                                     $ 3,992        $  463
1998                                                       3,401           353
1999                                                       3,148           245
2000                                                       3,008           245
2001                                                       2,651           245
Thereafter                                                11,572         1,135
                                                         -------        ------
     Total minimum lease commitments                     $27,772         2,686
                                                         =======
Less:  Interest portion                                                    808
                                                                        ------
Present value of capital lease obligations                               1,878
Less:  Current portion                                                     297
                                                                        ------
     Total long-term  capital lease obligations                         $1,581
                                                                        ======

NOTE 8 - Fair Value Of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximates fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair value of the Company's other financial instruments:

                                      June 29, 1996           July 1, 1995
                                 -----------------------------------------------

                                   Carrying     Fair        Carrying      Fair
(in thousands)                      Amount      Value        Amount       Value
                                    ------      -----        ------       -----

Marketable securities (Note 2)     $  7,996    $  7,996     $36,955      $36,955
Long-term debt (Note 5)             122,919     102,561      88,354       65,929

The  estimated  fair  values  of  marketable   securities  and  the  convertible
debentures are based on quoted market prices. The estimated fair value of other long-term debt approximates its carrying value.

NOTE 9 - Acquisitions

Effective July 3, 1995, the Company completed, for common stock, the merger ("AMRE Merger") of a subsidiary of the Company with American Recreation Company Holdings, Inc. ("AMRE") a designer, marketer and distributor of bicycles, related bicycle parts and accessories and bicycle helmets in the United States and Canada. The purchase price of $76.0 million was computed by converting each of the 8.7 million outstanding shares of AMRE common stock into .6890 shares of Bell Common Stock and multiplying the result by $12.70, the average of the Bell Common Stock between June 9, 1995 and June 22, 1995. The purchase price was increased by an additional $1.2 million attributable to outstanding AMRE stock options, which were converted into Bell stock options. The purchase price has been allocated to the fair value of the net assets of AMRE. The purchase price was approximately $52.8 million greater than the fair value of the identifiable net assets acquired, and, accordingly, goodwill was increased by this amount.

Unaudited pro forma financial information for fiscal 1995 is presented in the Consolidated Balance Sheets and Consolidated Statements of Operations assuming the Company consummated the AMRE merger at the beginning of the 1995 fiscal year. Pro forma adjustments have been made to adjust net investment income and interest expense for the effects of a required pre-payment of related party obligations, to increase amortization expense for goodwill and other intangibles, and to reflect pro forma tax effects.

On January 22, 1996, the Company acquired, for $16.8 million, substantially all of the assets of privately-owned, Giro Sport Design, Inc. of California and all outstanding shares of Giro Sport Design International, Inc., the holding company which owns Giro's Ireland operation (collectively "Giro"). Giro designs, manufactures and markets premium bicycle helmets in North America, Europe and other parts of the world.

On May 15, 1995, the Company purchased, for cash, substantially all of the assets of SportRack a Canadian designer, manufacturer and marketer of automobile roof rack systems.

On January 5, 1994, the Company purchased, for cash, substantially all of the assets of VistaLite, a manufacturer and marketer of safety lights and halogen headlights for the bicycle industry.

These acquisitions were accounted for as purchase transactions from their respective effective dates. Accordingly their results of operations have been included in the accompanying statements of operations from the effective dates of the acquistions. The impact of these acquisitions, other than AMRE, were not significant.

NOTE 10 - Consolidation Costs And Other One-Time Charges

On June 27, 1995, the Company's stockholders approved the issuance of Common Stock in connection with the Agreement and Plan of Merger dated February 15, 1995 among the Company, Bell Merger Co., a wholly-owned subsidiary of the
Company, and American Recreation Company Holdings, Inc. ("AMRE"). In contemplation of the merger, the Company formulated a program (the "Program") to consolidate and integrate the operations of Bell, SportRack and AMRE, as well as combine certain product lines. This Program called for the consolidation of certain sales and marketing, research and development, manufacturing, finance and management information systems functions.

Consolidation Costs - 1996
- --------------------------
During fiscal 1996, the Company commenced significant organizational and office consolidations including closing the Cerritos, Providence, Commack and Calgary offices. Most U.S. sales, marketing and research and development operations were consolidated in San Jose, California and all corporate functions in Scottsdale, Arizona. Substantially all of the Canadian operations were consolidated into one facility in Granby, Quebec. These consolidation activities are substantially completed and should be finalized during the first half of fiscal 1997.

Included in fiscal 1996 pre-tax income is $5.9 million related to consolidation costs, including facility closing costs, severance benefits, relocation expenses and costs to combine computer systems. The severance benefits related to the elimination of 35 positions in sales and marketing, research and development, finance and manufacturing. The relocation expenses are due to various employees relocating to San Jose or Scottsdale. The costs to combine computer systems related to an implementation study and the write-off of redundant software costs.

The following table sets forth the details of activity during fiscal 1996 for consolidation costs and related accrued liabilities:


                                      Balance     Acquisition
                                        at          accrual                              Non-      Balance at
                                      July 1,     recorded to   Consol.       Cash       cash       June 29,
(in thousands)                         1995        goodwill      costs      payments    charges      1996
                                       ----        --------      -----      --------    -------      ----
Lease payments and other
   facility expenses                  $  769        $1,951       $  528    $ (1,755)     $(551)     $  942
Severance and other related
   benefits                              453         5,904          484      (4,009)                 2,832
Relocation and other                                 2,061        1,844      (2,522)                 1,383

Computer systems                                                  2,994      (2,994)
                                      ------        ------       ------    --------      -----      ------
     Total                            $1,222        $9,916       $5,850    $(11,280)     $(551)     $5,157
                                      ======        ======       ======    =========     ======     ======

Consolidation Costs - 1995
- --------------------------
Included in fiscal 1995 pre-tax income is $2.1 million related to consolidation costs, including facility closing costs, reductions in the carrying value of assets, severance benefits, relocation expenses and other costs. The severance benefits relate to the elimination of 25 positions, in sales and marketing, research and development, finance and manufacturing.

The following table sets forth the details of activity during fiscal 1995 for consolidation costs:

                                                  1995          Cash         Non-cash       Balance at
         (in thousands)                          Accrual      Payments       Charges       July 1, 1995
                                                 -------      --------       -------       ------------
Lease payments and other facility expenses       $   769                                      $    769
Severance and other related benefits                 453                                           453
Relocation and other                                 219        $(219)
Asset write-downs                                    682                       $(682)
                                                  ------        -----          -----            ------

     Total                                        $2,123        $(219)         $(682)           $1,222
                                                 =======        =====          =====            ======

Other One-Time Charges
- ----------------------
In fiscal 1995, the Company made a strategic decision to market its Bell helmet brand across all trade channels, including the mass merchant trade channel. As a result of this branding change, the Company recorded in the fourth quarter charges of $2.4 million, which reduced gross profit, for the discontinuation of certain product tooling and inventory. These charges primarily relate to the combination of the Company's bicycle helmet product line with AMRE's helmet product line.

Consolidation Costs - 1994
- --------------------------
In connection with integrating the operations of acquired entities and reorganization of the Company's independent bike dealer sales and distribution organization, the Company recorded consolidation charges of $185,000 for the fiscal year ended in 1994.


NOTE 11 - Income Taxes

Pre-tax (loss) income by jurisdiction for each fiscal year follows:

(in thousands)                                   1996         1995        1994
                                                 ----         ----        ----
Domestic                                      $(22,395)     $(3,963)    $17,703
Foreign                                          1,770       (1,372)       (764)
                                              --------      -------     -------
Total                                         $(20,625)     $(5,335)    $16,939
                                              ========      =======     =======

The (benefit) provision for income taxes charged to operations for each fiscal year follows:

(in thousands)                                        1996      1995      1994
                                                      ----      ----      ----
Current (benefit) expense:
   U.S. Federal                                     $(1,254)  $   100   $ 3,735
   State and local                                                153     1,003
   Foreign                                              482
                                                    -------   -------   -------
     Total current                                     (772)      253     4,738

Deferred tax (benefit) expense:
   U.S. Federal                                      (6,402)   (1,933)       (4)

   State and local                                   (1,144)     (309)       (1)
   Foreign                                                       (370)      (70)
                                                    -------   -------   -------
     Total deferred                                  (7,546)   (2,612)      (75)

Impact of stock option deduction credited to equity      68       467       970
Utilization of net operating loss carryforwards                             847
                                                    -------   -------   -------
     Total income tax (benefit) provision           $(8,250)  $(1,892)  $ 6,480
                                                    =======   =======   =======

Deferred taxes are comprised of the following:

(in thousands)                                       June 29, 1996  July 1, 1995
                                                     -------------  ------------

Net operating losses and other tax loss carryforwards     $ 12,494     $  2,741
Inventory and accounts receivable reserves                   4,468          716
Accrued liabilities                                          2,505          682
Package design costs capitalized for tax purposes              746          599
Consolidation cost reserves                                  2,040          553
Other                                                          578          631
                                                          --------     --------
    Gross deferred tax assets                               22,831        5,922

Depreciation                                                   (65)        (289)
Other                                                       (1,388)        (488)
                                                          --------     --------
    Gross deferred tax liability                            (1,453)        (777)

Deferred tax assets valuation allowance                     (1,305)      (2,001)
                                                          --------     --------
    Net deferred tax assets                                 20,073        3,144
    Less: current portion                                  (11,116)      (3,322)
                                                          --------     --------
    Long term deferred tax assets (liabilities)           $  8,957     $   (178)
                                                          ========     ========

The (benefit) provision for income taxes for each fiscal year differs from the U.S. statutory federal income tax rate for the following reasons:

                                               1996          1995          1994
                                               ----          ----          ----

Statutory U.S. rate                           (34.0)%       (34.0)%        34.0%
Tax exempt investment income                   (0.2)        (11.5)         (4.0)
Other permanent differences                     0.7           3.0           0.8
State and foreign taxes                        (6.1)          1.8           4.8
Other                                          (0.4)          5.2           2.6
                                              -----         -----          ----
Effective tax (benefit) rate                  (40.0)%       (35.5)%        38.2%
                                              =====         =====          ====


Domestic net operating losses totaling approximately $26.0 million will be carried forward and begin to expire in 2007. Foreign net operating losses totaling approximately $618,000 will begin to expire in 1999. Capital loss carryforwards totaling approximately $2.4 million begin to expire in 1999. Utilization of loss carryforwards in future years may be subject to limitations if substantial changes in the Company's ownership should occur.

General business tax credits were accounted for under the flow-through method and totaled approximately $700,000. The credits will be carried forward and will begin to expire in 2009 and minimum tax credits totaling approximately $1.8 million will be carried forward with an indefinite life.

The deferred tax assets valuation allowances at June 29, 1996 and July 1, 1995 were required primarily for capital tax loss carryforwards and accounting reserves that, in management's view, will not be realized in the foreseeable future.

The Company has not provided for U.S. federal income and foreign withholding taxes of certain non-U.S. subsidiaries' undistributed earnings as of June 29, 1996, because such earnings are intended to be reinvested indefinitely. If these earnings were distributed, foreign tax credits should become available under current law to reduce or eliminate the resulting U.S. income tax liability.

NOTE 12 - Additional Cash Flow Statement Information

The Company's non-cash investing and financing activities and cash payments for interest and income taxes are summarized below:

                                                                              Fiscal Years Ended
                                                                              ------------------
                                                                          June 29,   July 1,  July 2,
(in thousands)                                                             1996       1995     1994
                                                                           ----       ----     ----
Additional paid in capital arising from tax benefits associated
   with the exercise of stock options                                    $    68   $   467   $   970
Issuance of stock and stock options for AMRE Merger                       77,211
Purchase price adjustment to accrued liabilities and goodwill                          200
Liabilities assumed in lieu of a cash payment in connection
with the acquisition of:
         SportRack                                                                   1,382
         VistaLite                                                                             1,159

Cash paid during the period for:
     Interest                                                            $ 8,816   $ 4,183   $ 2,190
     Income taxes                                                            116     2,180     4,183

NOTE 13 - Foreign Operations And Export Sales

Information regarding geographic sales, net income and identifiable assets for fiscal years 1996, 1995 and 1994 are as follows:

                                       United
(in thousands)                         States     Europe    Canada       Total
                                       ------     ------    ------       -----

Year ending June 29, 1996:
   Sales to unaffiliated customers    $222,613    $17,408    $22,319   $262,340
   Net income (loss)                   (13,644)       688        581    (12,375)
   Total assets                        262,568     10,956     25,111    298,635

Year ending July 1, 1995:
   Sales to unaffiliated customers    $ 88,430    $14,325    $   235   $102,990
   Net loss                             (3,347)        (5)       (91)    (3,443)
   Total assets                        172,245      9,632      4,557    186,434

Year ending July 2, 1994:
   Sales to unaffiliated customers    $103,332    $12,758              $116,090
   Net income                            9,823        636                10,459
   Total assets                        178,166      6,492               184,658


NOTE 14 - Quarterly Financial Data (Unaudited)

The unaudited information presented below has been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments

(consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been made.

Quarterly financial data for the fiscal years ended in 1996 and 1995 are as follows:

                                           1st        2nd       3rd       4th
(in thousands, except per share data)    Quarter    Quarter   Quarter   Quarter
                                         -------    -------   -------   -------

1996:
Net sales                                $57,675    $56,215   $67,442   $81,009
Gross profit                              10,135      8,442    19,916    22,226
Net income (loss)                         (5,372)    (7,724)      713         7
Net income (loss) per share                (0.38)     (0.56)     0.05      0.00

1995:
Net sales                                $21,088    $26,256   $26,843   $28,803
Gross profit                               7,112      8,499     7,943     5,029
Net income (loss)                            155        582        22    (4,202)
Net income (loss) per share                 0.02       0.07      0.00     (0.51)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Directors of the Registrant
- ---------------------------

The information contained under the headings "Nominees for Directors", "Members of Board of Directors Continuing in Office" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before October 10, 1996) is incorporated herein by reference.

Executive Officers of the Registrant
- ------------------------------------

Information with respect to executive officers of the Company as of September, 1996 is set forth below:

Name                      Age      Positions and Offices
- ----                      ---      ---------------------
Terry G. Lee              47       Chairman and Chief Executive Officer
Harry H. Manko            69       Vice Chairman
Mary J. George            46       President - North America
John L. Carenza           63       Executive Vice President
Howard A. Kosick          42       Executive Vice President - Chief Financial Officer, Secretary and
                                   Treasurer
Bernie M. Kotlier         44       President - Specialty Retail and Service Cycle Division
Brent R. Knudsen          40       President - Mass and Sporting Goods Division
Robert Alan McCaughen     42       President - Canada
Linda K. Bounds           41       Vice President and Corporate Controller

Terry G. Lee, Director, Chairman and Chief Executive Officer. Prior to the AMRE Merger, Mr. Lee also served as the President of the Company. He joined Bell Helmets, Inc. (a predecessor of the Company, "Bell Helmets") as President and Chief Operating Officer and a director in 1984, and became Chief Executive Officer in 1986. He was also a stockholder and consultant to Echelon Sports Corporation (a predecessor of the Company) prior to its acquisition by the Company in 1989. Mr. Lee became Chief Executive Officer and Chairman of the Company in November 1989.

Harry H. Manko, Director and Vice Chairman. Mr. Manko became Vice Chairman of the Company in July 1995, in connection with the AMRE Merger. Mr. Manko had been involved with AMRE and its predecessors for 41 years. He became Chairman of the Board and a director of AMRE in April 1993. From 1984 to 1993, Mr. Manko was President and Chief Executive Officer of American Recreation Group, L.P., a predecessor of AMRE. Mr. Manko was formerly the President of both the Bicycle Wholesale Distributor Association and the Bicycle Institute of America.

Mary J. George, President - North America. Ms. George joined the Company in October 1994 as the Senior Vice President of Marketing and Strategic Planning, became President - Specialty Retail Division in July 1995 and became President - North America in December, 1995. Prior to joining the Company, Ms. George served as President of Denar Corporation from January 1993 to August 1994 and as President of The WestPointe Group from January 1991 to December 1992. Ms. George was Chief Executive Officer of Kids William & Clarissa (formerly Avitar Marketing) from September 1990 to December 1990 and served as its President and Chief Operating Officer from January 1989 to September 1990.

John L. Carenza, Executive Vice President. Mr. Carenza joined Bell Helmets in 1988 as Executive Vice President and has served in various executive management positions with Bell since 1989. From 1980 until he joined Bell Helmets in 1988, Mr. Carenza served in various capacities for the Thermos Division of Household Manufacturing, Inc.

Howard A. Kosick, Executive Vice President - Chief Financial Officer, Secretary and Treasurer. Mr. Kosick joined Bell in October 1989 as its Chief Financial Officer, Secretary, Treasurer and Senior Vice President and became Executive Vice President in 1992. From 1981 until October 1989, he served in various financial management positions for Household Manufacturing, Inc. Mr. Kosick is a Certified Public Accountant.

Bernie M. Kotlier, President - Specialty Retail and Service Cycle Division. Mr. Kotlier joined the Company in July 1995, in connection with the AMRE Merger, as President - Service Cycle Division and became President - Specialty Retail and Service Cycle Division in December 1995. Mr. Kotlier previously served as Executive Vice President of AMRE from March 1994 to June 1995. Prior to joining AMRE, Mr. Kotlier served as Executive Vice President for Lawee Inc./Univega Bicycles from November 1988 to November 1993.

Brent R. Knudsen , President - Mass and Sporting Goods. Mr. Knudsen joined the Company in July 1996. From 1995 to 1996, Mr. Knudsen served as President - Full Force/EPIC Manufacturing, divisions of Specialized Bicycle Components. Mr. Knudsen served in various management positions, including Vice President - Marketing at Price Costco from 1985 to 1995.

Robert Alan McCaughen , President - Canada. Mr. McCaughen joined the Company in July 1995, in connection with the AMRE merger as President of Denrich Sporting Goods. Mr. McCaughen became President - Canada in August 1995. Previously, Mr. McCaughen served as President of Denrich Sporting Goods Canada, LTD. ("Denrich") since August 1991, when AMRE acquired Denrich. Mr. McCaughen also served as President and was one of the founders of Denrich's predecessor company that commenced operations in 1989.

Linda K. Bounds, Vice President and Corporate Controller (Chief Accounting Officer). Ms. Bounds joined the Company in February 1990 and became a Vice President in 1993. From 1984 to 1990, she served in various financial management positions for Celestial Seasonings, Inc. Ms. Bounds is a Certified Public Accountant.

Item 11.   Executive Compensation

Except for the information relating to Item 13 hereof and except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Executive Officer Compensation" and "Directors Meetings and Committees" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before October 10, 1996) is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Security Ownership of Directors, Officers and Principal Stockholders" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before October 10, 1996) is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

Except for the information relating to Item 11 hereof and except for information referred to in Item 402 (a)(8) of Regulation S-K, the information contained under the headings "Executive Officer Compensation", "Directors Meetings and Committees" and "Certain Relationships and Related

Transactions" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before October 10, 1996) is incorporated herein by reference.

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

The consolidated financial statements, other financial data and consolidated financial schedules of the Company and its subsidiaries, listed below are included as part of this report:

Page No.
- --------
   19 Consolidated balance sheets June 29, 1996, July 1, 1995 and July 1, 1995 on a pro forma basis

   20 Consolidated statements of operations - years ended June 29, 1996, July 1, 1995, July 1, 1995 on a pro forma basis and July 2, 1994

   22 Consolidated statements of cash flows - years ended June 29, 1996, July 1, 1995 and July 2, 1994

   23        Notes to consolidated financial statements - June 29, 1996

   18        Report  of  Independent  Accountants   on  Consolidated   Financial
             Statements

   S-2       Schedule II - Valuation and qualifying accounts

   S-1       Report of Independent Accountants on Financial Statement Schedule

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)        Exhibits

              Except for the documents that are marked with an asterisk, each of the documents listed below has heretofore been filed with the Securities and Exchange Commission (the "Commission") and each such document is incorporated herein by reference. The documents that are marked with an asterisk are filed herewith.
Number            Description
- ------            -----------

3 (i) Restated Certificate of Incorporation of the Registrant, as amended by the Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant and as further amended on June 27, 1995 (Exhibit 4 (1) to the Registrant's Registration Statement on Form S-8, File No. 33-94296)

3 (ii) Bylaws of the Registrant (Exhibit 4 (2) to the Registrant's Registration Statement on Form S-8, File No. 33-94296)

4.1 Certificate of Designation of Series A Junior Participating Preferred Stock of Bell Sports Corp. (Exhibit 4 (2) to the Registrant's Registration Statement on Form S-4, File No. 33-92344)

4.2 Stockholders Rights Agreement (the "Stockholders Rights Agreement") dated as of September 22, 1994 between the Registrant and Harris Trust & Savings Bank, as Rights Agent (Exhibit 1 of the Registrant's Registration Statement on Form 8-A dated September 27, 1994)

4.3 First Amendment dated February 15, 1995 to the Stockholders Rights Agreement (Exhibit 4 of the Registrant's Current Report on Form 8-K dated February 15, 1995)

4.4               Indenture,   dated  as  of  November  15,  1993,  between  the
                  Registrant (Exhibit 4 (1) to the Registrant's Current Report on Form 8-K dated October 26, 1993)

10.1 Employment Agreement dated as of June 13, 1995 among Registrant, Bell Sports, In. and Terry G. Lee (Exhibit 10(1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 1, 1995)

10.2 Employment Agreement dated as of June 13, 1995 amoung Registrant, Bell Sports, Inc. and Howard A. Koisck (Exhibit 10
                  (1) to the Registrant's Annual Report on form 10-K for the fiscal year ended July 1, 1995)

10.3 Employment Agreement dated as of June 30, 1994 among Registrant, Bell Sports, Inc. and John L. Carenza (Exhibit 10
                  (2) to the Registrant's Quarterly Report on Form 10-Q, for the quarter ended October 1, 1994)

10.4 Employment Agreement dated as of June 13, 1995 among Registrant, American Recreation Company Holdings, Inc. and Harry H. Manko (Exhibit 10(1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 1, 1995)

10.5 Employment Agreement dated as of June 13, 1995 among Registrant, American Recreation Company Holdings, Inc. and Stephen A. Silverstein (Exhibit 10(1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 1,
                  1995)

*10.6 Severance Agreement and General Release between Bell Sports Corp., American Recreation Company Holdings, Inc. and Stephen
                  A. Silverstein dated June 26, 1996

10.7              Restated and Amended   1991  Management Stock  Incentive  Plan
                  (Exhibit 10 (24) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1992)

10.8 Restated and Amended 1992 Management Stock Incentive Plan (Exhibit 4 (3) to the Registrant's Registration Statement on Form S-8, File No. 33-94296)

10.9 American Recreation Company Holdings, Inc. Stock Option Plan (Exhibit 4(3) to the Registrant's Registration Statement on Form S-8, File No. 33-94298)

10.10 Restated and Amended 1992 Outside Directors Stock Option Plan, (Exhibit 10 (25) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1992)

10.11 1993 Outside Directors Stock Option Plan, (Exhibit 4 (c) to the Registrant's Registration Statement on Form S-8, File No. 333-4472)

10.12 1996 Stock option plan (Exhibit 4 (c) to the Registrant's Registration Statement on Form S-8, File No. 333-4468)

10.13 U.S. $100,000,000 Multicurrency Credit Agreement dated as of February 15, 1996 Among Bell Sports Corp., The Guarantors Party Hereto, The Banks Party Hereto, and Harris Trust and Savings Bank as Agent (Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996)

*10.14 First Amendment to Credit Agreement dated April 22, 1996 between Bell Sports Corp., The Guarantors Party Hereto, The Banks Party Hereto, and Harris Trust and Savings Bank as Agent

*10.15 Second Amendment to the Credit Agreement dated August 9, 1996 between Bell Sports Corp., The Guarantors Party Hereto, The Banks Party Hereto, and Harris Trust and Savings Bank as Agent

10.16             Form of Vehicle Lease Agreement between Bell Sports,  Inc. and
                  Mission   Leasing,   (Exhibit  10  (77)  to  the  Registrant's
                  Registration Statement on Form S-1, File No. 33-45868)

10.17             Form of Equipment  Lease Agreement  between Bell Sports,  Inc.
                  and Mission Leasing, (Exhibit 10 (78) to the Registrant's Registration Statement on Form S-1, File No. 33-45868)

*10.18 Lease of Aircraft between Bell Sports, Inc. and Hayden Leasing, L.C. dated November 1, 1995

10.19 Post Merger Stockholders Agreement dates as of February 15, 1995 between the Registrant and CB Capital Investors, Inc., Harry H. Manko and Stephen A. Silverstein. (Exhibit 10(2) to the Registrant's Current Report on Form 8-K dated February 15,
                  1995)

*11               Statement re: computation of per share earnings

*21               Subsidiaries of the Registrant

*23               Consent of Price Waterhouse

*24               Powers of attorney

*27               Financial data schedule

- -----------
* Filed herewith

Exhibits 10 (1) through 10 (12) listed are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 18, 1996

BELL SPORTS CORP.


/s/ Terry G. Lee
- --------------------------------------
Terry G. Lee
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 18, 1996 by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the Board of Directors.

/s/ Terry G. Lee                                        Chairman and Chief Executive Officer
- -------------------------------------------------------
Terry G. Lee
(Principal executive officer)


/s/ Howard A. Kosick                                    Executive Vice President and Chief Financial Officer
- -------------------------------------------------------
Howard A. Kosick
(Principal financial officer)


/s/ Linda K. Bounds                                     Vice President and Corporate Controller
- -------------------------------------------------------
Linda K. Bounds
(Principal accounting officer)


/s/ Harry H. Manko                                      Director
- -------------------------------------------------------
Harry H. Manko


/s/ Phillip D. Matthews                                 Director
- -------------------------------------------------------
Phillip D. Matthews


/s/ Arnold L. Chavkin                                   Director
- -------------------------------------------------------
Arnold L. Chavkin


/s/ Michael R. Hannon                                   Director
- -------------------------------------------------------
Michael R. Hannon


/s/ Kenneth K. Harkness                                 Director
- -------------------------------------------------------
Kenneth K. Harkness


/s/ W. Leo Kiely, III                                   Director
- -------------------------------------------------------
W. Leo Kiely, III


/s/ Frederick W. Winter                                 Director
- -------------------------------------------------------
Frederick W. Winter


/s/ Christopher Wright                                  Director
- -------------------------------------------------------
Christopher Wright

*By: /s/Terry G. Lee
- --------------------------------------
Terry G. Lee, Attorney-in-Fact

                      Report of Independent Accountants on
                      ------------------------------------

                          Financial Statement Schedule
                          ----------------------------

To the Board of Directors of Bell Sports Corp.

Our audits of the consolidated financial statements referred to in our report dated August 14, 1996 appearing on page 18 of the 1996 Annual Report to Shareholders of Bell Sports Corp. also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Chicago, Illinois
August 14, 1996

                       BELL SPORTS CORP. AND SUBSIDIARIES

                             SCHEDULE II - VALUATION
                        AND QUALIFYING ACCOUNTS For each
                        of the three fiscal years in the
                            period ended June 29,1996
                                 (in thousands)

    COLUMN A                                          COLUMN B                COLUMN C                      COLUMN D      COLUMN E

                                                                              ADDITIONS
                                                                       ------------------------------
                                                      BALANCE AT        CHARGED TO       CHARGED TO                       BALANCE AT
                                                      BEGINNING          COSTS AND         OTHER                            END OF
DESCRIPTION                                           OF PERIOD          EXPENSES         ACCOUNTS          DEDUCTIONS      PERIOD
- -----------                                           ---------          --------         --------          ----------      ------
June 29, 1996
- -------------
Deferred tax asset
     valuation allowance                               $ 2,001          $  (362)          $  (334)          $  --            $ 1,305

Allowance for
     doubtful accounts                                 $   647          $ 2,481           $ 1,996(a)        $ 1,676          $ 3,448

Inventory valuation
     allowance                                         $ 1,298          $ 3,602           $ 9,696(a)        $ 7,997          $ 6,599


July 1, 1995
- ------------
Deferred tax asset
     valuation allowance                               $ 3,348          $   (15)          $(1,332)          $  --            $ 2,001

Allowance for
     doubtful accounts                                 $   763          $   519           $  --             $   635          $   647

Inventory valuation
     allowance                                         $   576          $ 4,183           $  --             $ 3,461          $ 1,298


July 2, 1994
- ------------
Deferred tax asset
     valuation allowance                               $ 1,336          $ 2,012           $  --             $  --            $ 3,348

Allowance for
     doubtful accounts                                 $   653          $   328           $  --             $   218          $   763

Inventory valuation
     allowance                                         $   586          $   778           $  --             $   788          $   576

(a) Acquisiton accrual recorded to goodwill