Form 10-Q
period 1996-09-28
BELL SPORTS CORP
filed 1996-11-04
CIK 884063

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X|               QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarterly period ended        September 28, 1996
                                      -------------------------------

                                       OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------  ----------------

                         Commission file number 0-19873
                                                -------

                                BELL SPORTS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                        36-3671789
--------------------------------------------------------------------------------
    (State or other jurisdiction of                        (I.R.S. employer
    incorporation or organization)                        identification no.)

    15170 N. Hayden Rd. Suite 1, Scottsdale, Arizona             85260
--------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

                                 (602) 951-0033
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No and (2) has been subject
to such filing requirements for the past 90 days. Yes  X  No   .
                                                      ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock, $.01 par value       October 30, 1996            13,700,960
----------------------------       ----------------            ----------
Class                              Date                     Number of shares

                                BELL SPORTS CORP.
                               INDEX TO FORM 10-Q

                                     PART I


                                                                                Page
                                                                               Number
                                                                               ------
Bell Sports Corp. and Subsidiaries Balance Sheets
  as of September 28, 1996, and June 29, 1996                                     3

Bell Sports Corp. and Subsidiaries Consolidated Statements of Operations
  for the three months ended September 28, 1996, and
  September 30, 1995                                                              4

Bell Sports Corp. and Subsidiaries Consolidated Statements of Cash Flows
  for the three months ended September 28, 1996
  and September 30, 1995                                                          5

Notes to Financial Statements                                                   6 - 10

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                11 - 13



                                     PART II

Items 1 to 6                                                                     14

Signatures                                                                       15

PART 1.           Financial Information
Item 1.           Financial Statements

                       BELL SPORTS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                            September 28,   June 29,
                                                                1996          1996
                                                                ----          ----
                                                             (unaudited)
ASSETS
------
Cash and cash equivalents                                     $  24,951    $  23,140
Marketable securities                                             5,118        7,996
Accounts receivable                                              60,428       75,651
Inventories                                                      61,321       59,413
Other current assets                                             18,684       17,285
                                                              ---------    ---------
             Total current assets                               170,502      183,485

Property, plant and equipment                                    25,492       24,722
Goodwill                                                         70,704       71,245
Intangibles and other assets                                     19,262       19,183
                                                              ---------    ---------
              Total assets                                    $ 285,960    $ 298,635
                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable                                              $  10,954    $  11,797
Accrued expenses                                                 13,120       16,752
Accrued compensation and employee benefits                        4,003        4,392
Notes payable and current maturities of long-term
     debt and capital lease obligations                           1,099        1,070
                                                              ---------    ---------
             Total current liabilities                           29,176       34,011

Long-term debt and capital lease obligations                    116,330      124,501
Other liabilities                                                 3,952        4,082
                                                              ---------    ---------
             Total liabilities                                  149,458      162,594
                                                              ---------    ---------
Stockholders' equity:
Preferred stock; $.01 par value; authorized 1,000,000
     shares, none issued
Common stock; $.01 par value; authorized 25,000,000 shares;
issued 14,224,360 shares; outstanding 13,700,960 shares             142          142
Additional paid-in capital                                      141,738      141,647
Unrealized holding losses on marketable securities                 --           (461)
Foreign currency translation adjustments                            (10)          84
Retained earnings                                                   149          146
                                                              ---------    ---------
                                                                142,019      141,558
Less - 523,400 shares of common stock in treasury, at cost       (5,517)      (5,517)
                                                              ---------    ---------
             Total stockholders' equity                         136,502      136,041
                                                              ---------    ---------

             Total liabilities and stockholders' equity       $ 285,960    $ 298,635
                                                              =========    =========

        See accompanying notes to these consolidated financial statements

                       BELL SPORTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited; in thousands, except per share data)



                                                    Three Months Ended
                                                --------------------------
                                                September 28, September 30,
                                                     1996        1995
                                                     ----        ----
Net sales                                          $ 62,068    $ 57,675
Cost of sales                                        44,560      41,591
Inventory write-up                                     --         5,949
                                                   --------    --------
Gross profit                                         17,508      10,135

Selling, general and administrative expenses         15,279      14,589
Amortization of goodwill and intangible assets          862         587
Consolidation costs                                   1,358         387
Net investment income                                (1,792)     (1,031)
Interest expense                                      1,796       2,318
                                                   --------    --------

Income (loss) before income taxes                         5      (6,715)
Provision (benefit) for income taxes                      2      (1,343)
                                                   --------    --------

Net income (loss)                                  $      3    $ (5,372)
                                                   ========    ========

        Net income (loss) per common and           $   0.00    $  (0.38)
            common equivalent share                ========    ========



        Weighted average number of common and
            common equivalent shares outstanding     13,754      14,131
                                                   ========    ========

       See accompanying notes to these consolidated financial statements

                       BELL SPORTS CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)


                                                                      Three Months Ended
                                                                  --------------------------
                                                                  September 28, September 30,
                                                                       1996        1995
                                                                       ----        ----
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
     Net cash provided by operating activities                       $  8,933    $  4,909
                                                                     --------    --------


CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Capital expenditures                                                 (2,170)     (1,237)
  Net sale of marketable securities                                     3,162      15,073
  Acquisition of other businesses                                        --          (544)
                                                                     --------    --------
     Net cash provided by investing activities                            992      13,292
                                                                     --------    --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                        --            22
  Treasury stock purchases                                               --        (3,779)
  Net payments on notes payable, long-term debt and capital leases     (8,116)    (22,160)
                                                                     --------    --------
     Net cash used in financing activities                             (8,116)    (25,917)
                                                                     --------    --------


Effect of exchange rate changes on cash                                     2         (12)
                                                                     --------    --------


Net increase (decrease) in cash and cash equivalents                    1,811      (7,728)
Cash and cash equivalents at beginning of period                       23,140      72,018
                                                                     --------    --------
Cash and cash equivalents at end of period                           $ 24,951    $ 64,290
                                                                     ========    ========

       See accompanying notes to these consolidated financial statements

                       BELL SPORTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Bell Sports Corp. and its wholly-owned subsidiaries (collectively, the Company) design, manufacture and market bicycle parts and accessories, bicycle helmets, bicycles and automotive racing helmets.

Consolidation
-------------
The consolidated financial statements include the accounts of Bell Sports Corp. and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Accounting Period
-----------------
The Company's fiscal year is either a fifty-two or fifty-three week accounting period ending on the Saturday that is nearest to the last day of June.

Unaudited Information and Basis of Presentation
-----------------------------------------------
The consolidated balance sheet as of September 28, 1996 and statements of operations and condensed cash flows for all periods included in the accompanying financial statements have not been audited. In the opinion of management these financial statements include all normal and recurring adjustments necessary for a fair presentation of such financial information. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The financial information included herein has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Audited financial statements for the fiscal years ended June 29, 1996, July 1, 1995 and July 2, 1994 are included in the Company's 1996 annual report to stockholders.

Income Per Share Information
----------------------------
Income per common and common equivalent share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the periods, using the treasury stock method for stock options and warrants. Common equivalent shares are excluded from the computation if their effect is anti-dilutive except that, pursuant to Staff Accounting Bulletin No. 83 of the Securities and Exchange Commission, certain stock options that were granted at prices below the initial public offering price during the twelve month period immediately preceding the April 1992 initial public stock offering have been treated as common stock equivalents for all periods presented. Fully diluted net income per common share for all periods included in accompanying financial statements has not been presented since an assumed conversion (using the if converted method, which includes the adjustment of reported net income for interest charges on a net-of-tax basis) of the Company's 4 1/4% convertible debentures (see Note 4) would be anti-dilutive.

Marketable Securities
---------------------
All marketable securities, consisting of preferred equity securities and U.S. Government Agency instruments have been classified as available-for-sale securities and are reported at fair value. The fair value of the marketable securities was obtained from published market quotes or outside professional pricing sources. The cost of the Company's marketable securities available for sale approximated the fair market value of such securities at September 28, 1996 and exceeded the fair market value of such securities by approximately $461,000, at June 29, 1996. Such excess was recorded as a reduction to the Company's stockholders' equity at June 29, 1996.

During the first quarter of fiscal 1997, the Company was successful in an arbitration case related to the handling of certain marketable securities by an outside investment advisor. The settlement proceeds, net of related expenses and expected losses to sell certain securities in the net amount of $1.3 million, is included in net investment income.

Accounts Receivable
-------------------
Accounts receivable at September 28, 1996 and June 29, 1996 are net of allowances for doubtful accounts of $3.1 million and $3.4 million, respectively.

Property, Plant and Equipment
-----------------------------
Property, plant and equipment at September 28, 1996 and June 29, 1996 are net of accumulated depreciation of $15.5 million and $14.1 million, respectively.


NOTE 2 - INVENTORIES

Inventories consist of the following:

(in thousands)                                    September 28,         June 29,
                                                     1996                1996
                                                     ----                ----

Raw materials                                       $ 5,895             $ 5,330
Work in process                                       2,558               2,315
Finished goods                                       52,868              51,768
                                                    -------             -------
     Total                                          $61,321             $59,413
                                                    =======             =======


As a result of the acquisition of SportRack in May 1995 and the merger with AMRE in July 1995, inventories were written-up an aggregate of $13.0 million at the respective acquisition dates. For the three months ended September 30, 1995, $5.9 million relating to the inventory write-up was charged against cost of sales.


NOTE 3 - PRODUCT LIABILITY AND CONTINGENCIES

Product Liability
-----------------
The Company is subject to various product liability claims and/or suits brought against it for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured by the Company and, in certain cases, products manufactured by others. The ultimate outcome of these existing claims and any potential future claims cannot presently be determined. Management believes that existing product liability claims/suits are defensible and that, based on the Company's past experience and assessment of current claims, other than the February 1996 case described below, the aggregate of defense costs and any uninsured losses will not have a material adverse impact on the Company's liquidity or financial position.

The cost of product liability insurance fluctuated greatly in past years and the Company opted to self-insure claims for certain periods. The Company has been covered by product liability insurance since July 1, 1991. This insurance is subject to a self-insured retention. There is no assurance that insurance coverage will be available or economical in the future.

The Company sold its motorcycle helmet manufacturing business in June 1991 in a transaction in which the purchaser assumed all responsibility for product liability claims arising out of helmets manufactured prior to the date of disposition and the Company agreed to use its in-house defense team to defend these claims at the purchaser's expense. If the purchaser is for any reason unable to pay any judgment, settlement amount or defense costs arising out of these claims, the Company could be held responsible for the payment of such amounts or costs. The Company believes that the purchaser does not currently have the financial resources to pay any significant judgment, settlement amount, or defense costs.

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

Environmental Litigation
------------------------
In the ordinary course of its business, the Company is required to dispose of certain waste at off-site locations. During 1993, the Company became aware of an investigation by the Illinois Environmental Protection Agency (the "Illinois Agency") of a waste disposal site, owned by a third party, which was previously utilized by the Company. As a result of that investigation, the Illinois Agency informed the Company that certain of the Company's practices with respect to the identification, storage and disposal of hazardous waste and related reporting requirements may not have complied with the applicable law. On March 14, 1995, the State of Illinois (the "State") filed a complaint with the Illinois Pollution Control Board (the "Pollution Control Board") against the Company and the disposal site owner based on the same allegations. The complaint seeks penalties not exceeding statutory maximums and such other relief as the Pollution Control Board determines appropriate. The disposal site owner filed a cross-claim against the Company that seeks to have penalties assessed against the Company and not against the disposal site owner. Any penalties as a result of the cross-claim would be payable to the State. The State and the Company have agreed in principle to a settlement in which the Company will pay $69,000 to the State. The Company is seeking dismissal of the cross-claim on several grounds.

Additionally, the Illinois Agency has been negotiating with the disposal site owner with respect to the procedures and actions necessary to close the disposal site. The extent and nature of any actions which may be taken against the Company with respect to this matter cannot presently be determined

Shareholder Litigation
----------------------
On February 16, 1995, an AMRE shareholder filed a lawsuit, on his own behalf, and a purported class action, against AMRE and its directors in the Chancery Court of the State of Delaware, alleging various breaches of fiduciary and common law duties and requesting both monetary and injunctive relief. The alleged basis for the claims are the action of AMRE and its directors in connection with the authorization and approval of the AMRE Merger with Bell Sports Corp. The AMRE Merger was consummated on July 3, 1995 and the case has been inactive since that date. On October 2, 1995, the Company filed a motion to dismiss the case.

NOTE 4 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The Company has approximately $117 million in notes payable, long-term debt and capital lease obligations outstanding at September 28, 1996. Of this amount, $86.25 million relates to the outstanding balance on the Company's 4 1/4% convertible subordinated debentures. Maturing November 15, 2000, the debentures are convertible into common stock at any time prior to maturity at a conversion price of $54.06 per share. Interest on the debentures is payable semi-annually. The debentures are redeemable at the Company's option at any time on or after November 15, 1996, at specified redemption prices.

In February 1996, the Company entered into a $100 million multicurrency, revolving line of credit (the "Revolving Credit") with a syndicated bank group. This facility replaces prior revolving credit facilities that were used by the Company's North American operations. At September 28, 1996, a total of $27.1 million was outstanding under the credit facility.

The Revolving Credit, which expires in December 1999, provides the Company with several interest rate options, including U.S. prime, LIBOR plus a margin, Canadian prime plus the applicable LIBOR margin less 0.50%, Canadian banker's acceptance plus the LIBOR margin plus 0.125%, and short-term fixed rates offered by the agent bank in the loan syndication. The LIBOR margin is currently 1.25% per annum, but it can range between 0.75% and 1.50% depending on the Company's interest coverage ratio. Under the Revolving Credit, the Company is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.15% to 0.30% per annum. At September 28, 1996 the quarterly commitment fee was 0.25% per annum.

The Revolving Credit contains certain financial covenants, the most restrictive of which are a minimum interest coverage ratio, a maximum funded debt ratio and a minimum consolidated tangible net worth amount. The Revolving Credit also contains covenants that restrict the amount of cash dividends as well as the amount that the Company can repurchase of its subordinated debt and common stock.

In August, 1996, the Company amended the Revolving Credit to grant to the syndicated bank group a security interest in U.S. accounts receivable and inventories. The security interest is subject to automatic release by the bank group upon the achievement of certain financial ratios after September 1, 1997. The amendment among other things waived a default in the interest coverage ratio covenant as of June 29, 1996.

NOTE 5 - COMMON STOCK

From time to time, the Company has granted to its executive officers, non-employee directors and certain other employees options to purchase shares of the Company's Common Stock. At September 30, 1996, options to purchase approximately 1,607,000 shares of Common Stock were outstanding.

On August 24, 1995, the Company announced a stock repurchase program authorizing the repurchase of up to 10% of the outstanding shares of the Company's Common Stock from time to time in open market or private transactions. The timing of any repurchases and the price and number of shares repurchased will depend on market conditions and other factors. As of October 30, 1996, the Company had repurchased a total of 523,400 shares at an aggregate purchase price of approximately $5.5 million. Shares repurchased may be retired or used for general corporate purposes.

NOTE 6 - CONSOLIDATION COSTS

On June 27, 1995, the Company's stockholders approved the issuance of Common Stock in connection with the Agreement and Plan of Merger dated February 15, 1995 among the Company, Bell Merger Co., a wholly-owned subsidiary of the
Company, and American Recreation Company Holdings, Inc. ("AMRE"). In contemplation of the merger, the Company formulated a program (the "Program") to consolidate and integrate the operations of Bell, SportRack (acquired May 15, 1995) and AMRE, as well as combine certain product lines. This Program called for the consolidation of certain sales and marketing, research and development, manufacturing, finance and management information systems functions.

During fiscal 1996, the Company commenced significant organizational and office consolidations including closing the Cerritos, Providence, Commack and Calgary offices. Most U.S. sales, marketing and research and development operations were consolidated in San Jose, California and all corporate functions in Scottsdale, Arizona. Substantially all of the Canadian operations were consolidated into one facility in Granby, Quebec. Included in the first quarter of fiscal 1997 pre-tax income are $1.4 million of consolidation costs related to the program, including facility closing costs, severance benefits and relocation expenses. These consolidation activities are substantially completed and should be finalized during the second quarter of fiscal 1997.

The following table sets forth the details of activity during fiscal 1997 for consolidation costs:


(in thousands)                                          Accrual at      Consolidation       Cash          Accrual at
                                                          June 29,          Costs         Payments      September 28,
                                                           1996                                             1996
                                                     --------------------------------------------------------------------
Lease payments and other facility expenses               $     942       $    157        $  (510)      $        589
Severance and other related benefits                         2,832            408         (1,636)             1,604
Relocation and other                                         1,383            793         (1,530)               646
                                                     --------------------------------------------------------------------
    Total                                                $   5,157       $  1,358        $(3,676)      $      2,839
                                                     ====================================================================

                                     Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION AND LIQUIDITY

The Company's current ratio increased to 5.8 to 1 at September 28, 1996 from 5.4 to 1 at June 29, 1996. Cash and current marketable securities decreased to $30.1 million at September 28, 1996 from $31.1 million at June 29, 1996. The decline relates to an $8.1 million reduction in the revolving credit facility and $2.2 million of capital expenditures, offset by cash provided by operations.

Accounts receivable at September 28, 1996 declined $15.2 million from June 29, 1996, due to the collection of receivables in the normal course of business. Inventories increased $1.9 million in fiscal 1997 compared to the balance at June 29, 1996. The increase is attributed to the normal business cycle in which inventory is built up in the first half of the fiscal year in order to meet increased sales demands in the second half of the fiscal year.

In February 1996, the Company entered into a $100.0 million multicurrency, revolving line of credit (the "Revolving Credit") with a syndicated bank group. This facility replaces prior revolving credit facilities that were used by the Company's North American operations. At September 28, 1996, a total of $27.1 million was outstanding under the credit facility.

The Revolving Credit, which expires in December 1999, provides the Company with several interest rate options, including U.S. prime, LIBOR plus a margin, Canadian prime plus the applicable LIBOR margin less 0.50%, Canadian banker's acceptance plus the LIBOR margin plus 0.125%, and short-term fixed rates offered by the agent bank in the loan syndication. The LIBOR margin is currently 1.25% per annum, but it can range between 0.75% and 1.50% depending on the Company's interest coverage ratio. Under the Revolving Credit, the Company is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.15% to 0.30% per annum. At September 28, 1996 the quarterly commitment fee was 0.25% per annum.

The Revolving Credit contains certain financial covenants, the most restrictive of which are a minimum interest coverage ratio, a maximum funded debt ratio and a minimum consolidated tangible net worth amount. It also contains covenants that restrict the amount of cash dividends as well as the amount that the Company can repurchase of its subordinated debt and common stock.

In August 1996, the Company amended the Revolving Credit to grant to the syndicated bank group a security interest in U.S. accounts receivable and inventories. The security interest is subject to automatic release by the bank group upon the achievement of certain financial ratios after September 1, 1997. The amendment, among other things, waived the interest coverage covenant default as of June 29, 1996.

Capital expenditures were $2.2 million for the first quarter of fiscal 1997. The Company expects to spend approximately $5.0 to $6.0 million on capital expenditures in fiscal year 1997. The largest planned expenditures are for computer systems and new product tooling.

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

Certain matters contained herein are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include, but are not limited to: seasonality, competitive actions, timing of major customer shipments, adverse weather conditions, retail environment, economic conditions and currency fluctuations.


RESULTS OF OPERATIONS

         Net Sales. Net sales increased by 8% to $62.1 million during the three months ended September 28, 1996 as compared to $57.7 million for the same period in 1995. The increase is due to strong helmet and bicycle sales in the Independent Bicycle Dealer channel, compared to prior year. Helmets sales increased by 16.7% mainly due to the inclusion of Giro in the current year and increases in the Bell Pro Series brand. Giro contributed $3.5 million of incremental sales for the fiscal quarter ended September 28, 1996. Bicycle sales increased by 18.4% due to strong sales on old model year close outs and pre-season shipments on new models.


The product line sales mix for the three month period is as follows:

                                              Three Months Ended
                                              ------------------

                                        September 28,        September 30,
Product Line Sales Mix:                     1996                 1995
                                            ----                 ----
     Bicycle accessories                     54%                  58%
     Bicycle helmets                         28%                  26%
     Bicycles                                16%                  15%
     Auto Racing helmets                      2%                   1%




The Company expects sales to also be higher in the second fiscal quarter compared to a year ago due to incremental sales from Giro.

         Gross Margin. Gross margins remained consistent at 28% of net sales in the first quarter of fiscal 1997, when compared to fiscal 1996, excluding the impact of the inventory write-up in fiscal 1996. Helmet margins improved during the quarter due to the addition of Giro and the strong quarter for the Bell brand, offset by a decline in bicycle margins due to greater discounting on end of season close outs.

The inventory write-up of $5.9 million, related to the merger with AMRE and the acquisition of SportRack, was charged to cost of sales during the first quarter of fiscal 1996.

         Selling, General and Administrative. Selling, general and administrative costs remained consistent at 25% of net sales when compared to the fiscal 1996 three month period. Actual selling, general and administrative costs increased 5% to $15.3 million in the first three months of fiscal 1997 due to the inclusion of Giro in fiscal 1997, which was acquired in January 1996. When adjusting for the impact of Giro in fiscal year 1997, selling, general and administrative expenses declined $660,000 when compared to fiscal 1996.

As a result of the timing of the Company's spring selling season, sales are normally higher in the second half of the fiscal year than the first half.
Although some selling, general and administrative expenses are variable with sales, most expenses are incurred evenly throughout the year.

         Amortization of intangibles. Amortization of goodwill and intangible assets increased to $862,000 in the first quarter of fiscal 1997 from $587,000 in the first quarter of fiscal 1996, primarily due to the acquisition of Giro in January 1996.

         Consolidation Costs. During fiscal 1996, the Company commenced significant organizational and office consolidations including closing the Cerritos, Providence, Commack and Calgary offices. Most U.S. sales, marketing and research and development operations were consolidated in San Jose, California and all corporate functions in Scottsdale, Arizona. Substantially all of the Canadian operations were consolidated into one facility in Granby, Quebec. Included in the first quarter of fiscal 1997 pre-tax income is $1.4 million related to consolidation costs, including facility closing costs, severance benefits and relocation expenses. These consolidation activities are substantially completed and should be finalized during the second quarter of fiscal 1997.

         Net investment income and interest expense. Net investment income increased to $1.8 million for the first three months in fiscal 1997, compared to $1.0 million in fiscal 1996. The increase is due to settlement of an arbitration case related to the handling of certain marketable securities by an outside investment advisor. The settlement proceeds, net of related expenses and expected losses to sell certain securities, of $1.3 million are included in net investment income. Interest expense decreased to $1.8 million in the first quarter of fiscal 1997 from $2.3 million in the first quarter of fiscal 1996, due to lower levels of debt outstanding during fiscal 1997.

         Income taxes. The effective tax rate was 44.0% for the first quarter of fiscal 1997. The effective rate was 47.0% for the first quarter of fiscal 1996, excluding consolidation costs and the impact of the inventory write-up, and 20.0% if these cost are included.

         Net income and weighted average shares. Results from operations for the fiscal 1997 first quarter was income of $3,000 or break-even on a per share basis compared to a loss of $5.4 million or 38 cents per share for the fiscal 1996 first quarter. First quarter results included pretax consolidation charges of $1.4 million and $400,000 in fiscal 1997 and fiscal 1996, respectively. In addition, the fiscal 1996 results included a $5.9 million charge for the inventory write-up arising from the acquisition of SportRack in May 1995 and the merger with American Recreation Company Holdings, Inc. in July 1995. Weighted average shares outstanding for the fiscal three month period ended September 28, 1996 was 13.7 million compared to 14.1 million at September 30, 1995, primarily due to the Company's repurchase of 523,400 shares of its outstanding Common Stock during fiscal 1996.

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

Item 3                     Defaults Upon Senior Securities
                           None

Item 4                     Submission of Matters to a Vote of Security Holders
                           None

Item 5                     Other Information
                           None

Item 6                     Exhibits and Reports on Form 8-K

                           (a)      Exhibit Index                        Page 16

                           (b)      None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    October 30, 1996


                                BELL SPORTS CORP.




  /s/  Howard A. Kosick     Executive Vice President and Chief Financial Officer
-------------------------   (Principal financial officer)
       Howard A. Kosick


  /s/  Linda K. Bounds      Vice President and Corporate Controller
-------------------------   (Principal accounting officer)
       Linda K. Bounds

                                BELL SPORTS CORP.
                                INDEX TO EXHIBITS


Exhibit
Number            Description
--------------------------------------------------------------------------------

11*              .Statement re: computation of per share earnings


27*              .Financial Data Schedule














----------------------------------

* Filed herewith
                                       16