Form 10-Q
period 1996-12-28
BELL SPORTS CORP
filed 1997-02-11
CIK 884063

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarterly period ended        December 28, 1996
                                      ------------------------------

                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________

                         Commission file number 0-19873
                                               ---------

                                BELL SPORTS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                           36-3671789
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                               identification no.)

      15170 N. Hayden Rd. Suite 1, Scottsdale, Arizona         85260
--------------------------------------------------------------------------------
      (Address of principal executive offices)                 Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes _X_ No___ and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___ .

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock, $.01 par value          February 10, 1997            13,723,214
----------------------------          ------------------        ----------------
Class                                 Date                      Number of shares

                                BELL SPORTS CORP.
                               INDEX TO FORM 10-Q

                                     PART I

                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
Bell Sports Corp. and Subsidiaries Consolidated Balance Sheets
  as of December 28, 1996 and June 29, 1996                                                          3

Bell Sports Corp. and Subsidiaries Consolidated Statements of Operations
  for the six months and three months ended December 28, 1996 and
  December 30, 1995
                                                                                                     4

Bell Sports Corp. and Subsidiaries Consolidated Condensed Statements of Cash Flows
  for the six months ended December 28, 1996 and December 30, 1995                                   5

Notes to Consolidated Financial Statements                                                      6 - 10

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                                11 - 13



                                     PART II

Items 1 to 6                                                                                        14

Signatures                                                                                          15

PART 1.  Financial Information
Item 1.           Financial Statements

                       BELL SPORTS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                  December 28,            June 29,
                                                                                      1996                 1996
                                                                                      ----                 ----
                                                                                  (unaudited)
ASSETS
------
Cash and cash equivalents                                                             $ 28,424            $ 23,140
Marketable securities                                                                      ---               7,996
Accounts receivable                                                                     67,190              75,651
Inventories                                                                             71,727              59,413
Other current assets                                                                    19,580              17,285
                                                                                  -------------       -------------
             Total current assets                                                      186,921             183,485

Property, plant and equipment                                                           26,044              24,722
Goodwill                                                                                70,202              71,245
Intangibles and other assets                                                            18,939              19,183
                                                                                  -------------       -------------
              Total assets                                                            $302,106            $298,635
                                                                                  =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable                                                                      $  9,742            $ 11,797
Accrued expenses                                                                        13,042              16,752
Accrued compensation and employee benefits                                               4,118               4,392
Notes payable and current maturities of long-term
     debt and capital lease obligations                                                  3,011               1,070
                                                                                  -------------       -------------
             Total current liabilities                                                  29,913              34,011

Long-term debt and capital lease obligations                                           131,732             124,501
Other liabilities                                                                        4,177               4,082
                                                                                  -------------       -------------
             Total liabilities                                                         165,822             162,594
                                                                                  -------------       -------------

Stockholders' equity:
Preferred stock; $.01 par value; authorized
     1,000,000 shares, none issued
Common stock; $.01 par value; authorized 25,000,000 shares,
     issued 14,224,360 shares; outstanding 13,700,960 shares                               142                 142
Additional paid-in capital                                                             141,809             141,647
Unrealized holding losses on marketable securities                                         ---                (461)
Foreign currency translation adjustments                                                   176                  84
(Accumulated deficit) Retained earnings                                                   (326)                146
                                                                                  -------------       -------------
                                                                                       141,801             141,558
 Less-523,400 shares of common stock in treasury, at cost                               (5,517)             (5,517)
                                                                                  -------------       -------------
             Total stockholders' equity                                                136,284             136,041
                                                                                  -------------       -------------
             Total liabilities and stockholders' equity                               $302,106            $298,635
                                                                                  =============       =============

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited; in thousands, except per share data)

                                                                 Six Months Ended                    Three Months Ended
                                                         ---------------------------------      ----------------------------

                                                             Dec. 28,          Dec. 30,           Dec. 28,       Dec. 30,
                                                               1996              1995               1996           1995
                                                         ----------------   --------------      -----------   --------------
Net sales                                                       $118,691         $113,890          $56,623          $56,215
Cost of sales                                                     85,177           95,313           40,617           47,773
                                                         ----------------   --------------      -----------   --------------

    Gross profit                                                  33,514           18,577           16,006            8,442

Selling, general and administrative expenses                      29,926           30,360           14,647           15,771
Amortization of goodwill and intangible assets                     1,729            1,181              867              594
Restructuring charges                                              1,466            1,057              108              670
Net investment (income)                                           (2,292)          (1,962)            (500)            (930)
Interest expense                                                   3,526            4,324            1,730            2,007
                                                         ----------------   --------------      -----------   --------------

Loss before income taxes                                            (841)         (16,383)            (846)          (9,670)
Benefit from income taxes                                           (369)          (3,289)            (371)          (1,946)
                                                         ----------------   --------------      -----------   --------------
Net loss                                                           ($472)        ($13,094)           ($475)         ($7,724)
                                                         ================   ==============      ===========   ==============

Net loss per common
  and common equivalent shares                                    ($0.03)          ($0.94)          ($0.03)          ($0.56)
                                                         ================   ==============      ===========   ==============


Weighted average number of common and
  common equivalent shares outstanding                            13,759           13,944           13,764           13,757
                                                         ================   ==============      ===========   ==============

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)

                                                                                          Six Months Ended
                                                                               ------------------------------------
                                                                                 December 28,        December 30,
                                                                                    1996                1995
                                                                                    ----                ----
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net cash used in operating activities                                             $   (7,353)         $    (23,412)
                                                                               --------------      ----------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Capital expenditures                                                                (4,479)               (3,774)
  Net sale of marketable securities                                                    8,105                20,580
  Acquisition of other businesses                                                       (519)               (1,660)
                                                                               --------------      ----------------
Net cash provided by investing activities                                              3,107                15,146
                                                                               --------------      ----------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                                       ---                     23
  Treasury stock purchases                                                              ---                 (5,517)
  Payments on notes payable, long-term debt and capital leases                          (784)                 (732)
  Advances taken on credit lines                                                      31,186                 2,305
  Payments made on credit lines                                                      (21,000)              (25,493)
                                                                               --------------      ----------------
Net cash provided by (used in) financing activities                                    9,402               (29,414)
                                                                               --------------      ----------------

Effect of exchange rate changes on cash                                                  128                   (52)
                                                                               --------------      ----------------

Net increase (decrease) in cash and cash equivalents                                   5,284               (37,732)
Cash and cash equivalents at beginning of period                                      23,140                72,018
                                                                               --------------      ----------------
Cash an cash equivalents at end of period                                         $   28,424          $     34,286
                                                                               ==============      ================

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

Unaudited Information and Basis of Presentation
-----------------------------------------------

The consolidated balance sheet as of December 28, 1996 and statements of operations and condensed cash flows for all periods included in the accompanying financial statements have not been audited. In the opinion of management these financial statements include all normal and recurring adjustments necessary for a fair presentation of such financial information. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The financial information included herein has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The interim financial information and the notes thereto should be read in conjunction with the audited financial statements for the fiscal years ended June 29, 1996, July 1, 1995 and July 2, 1994 which are included in the Company's 1996 annual report to stockholders.

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

Marketable Securities
---------------------

All marketable securities, consisting of preferred equity securities and U.S. Government Agency instruments, have been classified as available-for-sale securities and are reported at fair value with unrealized holding gains and losses reported in stockholders' equity. The fair value of the marketable securities was obtained from published market quotes or outside professional pricing sources. The cost of the Company's marketable securities available for sale exceeded the fair market value of such securities by approximately $461,000 at June 29, 1996. Such excess was recorded as a reduction to the Company's stockholders' equity at June 29, 1996.

During the first quarter of fiscal 1997, the Company was successful in an arbitration case related to the handling of certain marketable securities by an outside investment advisor. The settlement proceeds, net of related expenses and expected losses to sell certain securities in the net amount of $1.3 million, is included in net investment income.

Accounts Receivable
-------------------

Accounts receivable at December 28, 1996 and June 29, 1996 are net of allowances for doubtful accounts of $2.9 million and $3.4 million, respectively.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment at December 28, 1996 and June 29, 1996 are net of accumulated depreciation of $16.9 million and $14.1 million, respectively.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                               December 28,          June 29,
(in thousands)                                    1996                 1996
                                                  ----                 ----

Raw materials                                  $  6,544             $  5,330
Work in process                                   2,505                2,315
Finished goods                                   62,678               51,768
                                                 ------               ------

                                                $71,727               $59,413
                                                =======               =======

NOTE 3 - PRODUCT LIABILITY AND CONTINGENCIES

Product Liability
-----------------
The Company is subject to various product liability claims and/or suits brought against it for claims involving damages for personal injuries or deaths. Allegedly, these injuries or deaths relate to the use by claimants of products manufactured by the Company and, in certain cases, products manufactured by others. The ultimate outcome of these existing claims and any potential future claims cannot presently be determined. Other than for the February 1996 case described below, management believes that existing product liability claims/suits are defensible and that, based on the Company's past experience and assessment of current claims, the aggregate of defense costs and any uninsured losses will not have a material adverse impact on the Company's liquidity or financial position.

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

Additionally, the Illinois Agency has been negotiating with the disposal site owner with respect to the procedures and actions necessary to close the disposal site. The extent and nature of any actions which may be taken against the Company with respect to closure of this site cannot presently be determined.


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



NOTE 4 -  NOTES PAYABLE, LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The Company has approximately $135 million in notes payable, long-term debt and capital lease obligations outstanding at December 28, 1996. Of this amount, $86.25 million relates to the outstanding balance on the Company's 4 1/4% convertible subordinated debentures. Maturing November 15, 2000, the debentures are convertible into common stock at any time prior to maturity at a conversion price of $54.06 per share. Interest on the debentures is payable semi-annually. The debentures are redeemable at the Company's option at any time on or after November 15, 1996, at specified redemption prices.

In February 1996, the Company entered into a $100 million multicurrency, revolving line of credit (the "Revolving Credit") with a syndicated bank group. At December 28, 1996, a total of $43.0 million was outstanding under the credit facility.

The Revolving Credit, which expires in December 1999, provides the Company with several interest rate options, including U.S. prime, LIBOR plus a margin, Canadian prime plus the applicable LIBOR margin less 0.50%, Canadian banker's acceptance plus the LIBOR margin plus 0.125%, and short-term fixed rates offered by the agent bank in the loan syndication. The LIBOR margin is currently 1.25% per annum, but it can range between 0.75% and 1.50% depending on the Company's interest coverage ratio. Under the Revolving Credit, the Company is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.15% to 0.30% per annum. At December 28, 1996 the quarterly commitment fee was 0.25% per annum.

The Revolving Credit contains certain financial covenants, the most restrictive of which are a minimum interest coverage ratio, a maximum funded debt ratio and a minimum consolidated tangible net worth amount. The Revolving Credit also contains covenants that restrict the amount of cash dividends payable as well as the amount that the Company can repurchase of its subordinated debt and common stock.

In August, 1996, the Company amended the Revolving Credit to grant to the syndicated bank group a security interest in U.S. accounts receivable and inventories. The security interest is subject to automatic release by the bank group upon the achievement of certain financial ratios after September 1, 1997. The amendment, among other things, waived a default in the interest coverage ratio covenant as of June 29, 1996.

NOTE 5 - COMMON STOCK

From time to time, the Company has granted to its executive officers, non-employee directors and certain other employees options to purchase shares of the Company's Common Stock. At December 28, 1996 options to purchase approximately 2,021,000 shares of Common Stock were outstanding.

On August 24, 1995, the Company announced a stock repurchase program authorizing the repurchase of up to 10% of the outstanding shares of the Company's Common Stock from time to time in open market or private transactions. The timing of any repurchase and the price and number of shares repurchased will depend on market conditions and other factors. As of January 1997, the Company had repurchased a total of 523,400 shares at an aggregate purchase price of approximately $5.5 million. Shares repurchased may be retired or used for general corporate purposes.

NOTE 6 - RESTRUCTURING CHARGES

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

During fiscal 1996, the Company commenced significant organizational and office consolidations including closing the Cerritos, Providence, Commack and Calgary offices. Most U.S. sales, marketing and research and development operations were consolidated in San Jose, California and all corporate functions in Scottsdale, Arizona. Substantially all of the Canadian operations were consolidated into one facility in Granby, Quebec. Included in the first half of fiscal 1997 pre-tax income are $1.5 million of restructuring charges related to the Program, including facility closing costs, severance benefits and relocation expenses.

The following table sets forth the details of activity during fiscal 1997 for restructuring charges:

(in thousands)                                       Accrual at     Restructuring       Cash           Accrual at
                                                      June 29,        Charges        Payments         December 28,
                                                       1996                                              1996
                                                  ------------------------------------------------------------------
Lease payments and other facility expenses            $   942         $   338         ($  524)           $  756
Severance and other related benefits                    2,832             382          (2,263)              951
Relocation and other                                    1,383             746          (1,466)              663
                                                  ------------------------------------------------------------------
    Total                                             $ 5,157         $ 1,466         ($4,253)           $2,370
                                                  ==================================================================

                                     Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION AND LIQUIDITY

The Company's current ratio increased to 6.2 to 1 at December 28, 1996 from 5.4 to 1 at June 29, 1996. Cash and current marketable securities decreased to $28.4 million at December 28, 1996 from $31.1 million at June 29, 1996. The decline primarily relates to cash used in operations.

Accounts receivable at December 28, 1996 declined $8.5 million from June 29, 1996, due to the collection of receivables in the normal course of business. Inventories increased $12.3 million in fiscal 1997 compared to the balance at June 29, 1996. The increase is attributed to the normal business cycle in which inventory is built up in the first half of the fiscal year in order to meet anticipated sales demands in the second half of the fiscal year.

In February 1996, the Company entered into a $100.0 million multicurrency, revolving line of credit (the "Revolving Credit") with a syndicated bank group. This facility replaces prior revolving credit facilities that were used by the Company's North American operations. At December 28, 1996, a total of $43.0 million was outstanding under the credit facility.

The Revolving Credit, which expires in December 1999, provides the Company with several interest rate options, including U.S. prime, LIBOR plus a margin, Canadian prime plus the applicable LIBOR margin less 0.50%, Canadian banker's acceptance plus the LIBOR margin plus 0.125%, and short-term fixed rates offered by the agent bank in the loan syndication. The LIBOR margin is currently 1.25% per annum, but it can range between 0.75% and 1.50% depending on the Company's interest coverage ratio. Under the Revolving Credit, the Company is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.15% to 0.30% per annum. At December 28, 1996 the quarterly commitment fee was 0.25% per annum.

The Revolving Credit contains certain financial covenants, the most restrictive of which are a minimum interest coverage ratio, a maximum funded debt ratio and a minimum consolidated tangible net worth amount. It also contains covenants that restrict the amount of cash dividends as well as the amount that the Company can repurchase of its subordinated debt and common stock.

In August 1996, the Company amended the Revolving Credit to grant to the syndicated bank group a security interest in U.S. accounts receivable and inventories. The security interest is subject to automatic release by the bank group upon the achievement of certain financial ratios after September 1, 1997. The amendment, among other things, waived a default in the interest coverage covenant as of June 29, 1996.

Capital expenditures were $4.5 million for the first half of fiscal 1997. The Company expects to spend approximately $6.0 million on capital expenditures in fiscal year 1997, primarily for computer systems and new product tooling.

A principal business strategy of the Company has been to pursue acquisitions of businesses, products or technologies that will complement its current business. The Company has identified the bicycle and sporting goods industries as possible areas of focus. Such acquisitions may be funded with available cash, debt financing, issuance of common stock or a combination thereof. With respect to acquisitions prior to fiscal 1997, the Company has earnout payments that could aggregate $2.4 million. Of this amount, $500,000 is payable in February 1997 and the remainder is subject to future financial results. In November 1996, the Company acquired a distributor in Sydney, Australia to directly market its products.

The Company believes its available cash flows from operations and the Revolving Credit should be adequate to satisfy its working capital requirements in fiscal 1997. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

Certain matters contained herein are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include, but are not limited to: seasonality, adverse outcome from pending litigation, competitive actions, loss of significant customers, timing of major customer shipments, adverse weather conditions, retail environment, pending accounting pronouncements, economic conditions and currency fluctuations.


RESULTS OF OPERATIONS

         Net Sales. Net sales increased by 1% to $56.6 million during the three months ended December 28, 1996 as compared to $56.2 million in the same period of 1996. Bicycle helmets increased 14% over prior year due to the inclusion of Giro sales ($3.9 million). In addition, accessories sales increased 5% over a year ago. These increases were offset by a decrease in bicycle sales of 17% or $2.9 million due to sluggish industry sales. On a year-to-date basis net sales increased 4% to $118.7 million from $113.9 million in the previous year. The year-to-date increase can be attributed to Giro sales, offset by lower U.S. sales caused by a weak U.S. retail environment.

The product line sales mix for the six month and three month periods are as follows:

                                   Six Months Ended          Three Months Ended
                                   ----------------          ------------------

                                 Dec. 28,     Dec. 30,    Dec. 28,      Dec. 30,
                                  1996         1995        1996          1995
                                  ----         ----        ----          ----
Product Line Sales Mix:
   Bicycle accessories             48%          48%         42%           40%
   Bicycle helmets                 30%          28%         32%           30%
   Bicycles                        20%          23%         24%           29%
   Auto Racing helmets              2%           1%          2%            1%



Management remains cautious about second half sales due to the soft sales environment experienced in the U.S. during the second quarter of fiscal 1997.

         Gross Margin. Gross margins were 28% of net sales in the second quarter and in the first half of fiscal 1997, in comparison to 28% in the prior year excluding the impact of the inventory write-up. Helmet margins improved during the quarter due to the addition of Giro but were offset by a decline in bicycle margins due to increased end of season close-out sales.

During the second quarter and the first half of fiscal 1996, $7.1 million and $13.1 million, respectively, were charged to cost of sales for the write-up of inventory related to the merger with AMRE and the acquisition of SportRack.

         Selling, General and Administrative. Selling, general and administrative costs were 26% of net sales in the second quarter of fiscal 1997 compared to 28% in fiscal 1996. Actual selling, general and administrative costs decreased 7% to $14.6 million for the quarter. Selling, general and administrative costs declined by $2.6 million or 16%, when excluding Giro which was acquired in January 1996. On a year to date basis, selling, general and administrative costs decreased 1% to $29.9 million. When excluding Giro, these costs declined by $3.3 million or 11%. Year to date selling, general and administrative costs represented 25% of sales compared to 27% in the first half of fiscal 1996. These reductions result from the Company's recent restructuring activities and management's continuing efforts to reduce the Company's overall selling, general and administrative cost structure.

         Amortization of intangibles. Amortization of goodwill and intangible assets increased to $867,000 in the second quarter and $1.7 million year-to-date during fiscal 1997 compared to $594,000 in the second quarter and $1.1 million year-to-date for fiscal 1996. The increase is attributed to the acquisition of Giro in January 1996.

         Restructuring charges. During fiscal 1996, the Company commenced significant organizational and office consolidations including closing four offices. Most U.S. sales, marketing and research and development operations were consolidated in San Jose, California and all corporate functions in Scottsdale, Arizona. Substantially all of the Canadian operations were consolidated into one facility in Granby, Quebec. Restructuring charges were $108,000 for the second quarter and $1.5 million on a year-to-date basis. These costs relate to facility closing costs, severance benefits and relocation expenses.

         Net investment income and interest expense. For the fiscal 1997 second quarter, net investment income decreased to $500,000 in fiscal 1997, compared to $930,000 in fiscal 1996. This decline is due to lower levels of cash and marketable securities. Net investment income increased to $2.3 million for the first six months in fiscal 1997, compared to $2.0 million in fiscal 1996. The increase is due to settlement of an arbitration case related to the handling of certain marketable securities by an outside investment advisor during the first quarter. The settlement proceeds, net of related expenses and expected losses to sell certain securities, of $1.3 million, are included in net investment income. Interest expense decreased to $1.7 million in the second quarter of fiscal 1997 from $2.0 million in the second quarter of fiscal 1996. On a year to date basis, interest expense decreased to $3.5 million for fiscal 1997 from $4.3 million for fiscal 1996. The decreases are due to lower debt balances outstanding and lower interest rates for the first six months of fiscal 1997 compared to prior year.

         Income taxes. The effective tax rate was 44% for the quarter and the six month period of fiscal 1997. The effective rate was 47% for the quarter and the six month period of fiscal 1996, excluding restructuring charges and the impact of the inventory write-up. The effective rate was 20% if such costs were included for both periods in fiscal 1996.

         Net income and weighted average shares. Results from operations for the fiscal 1997 second quarter was a loss of $475,000 or $0.03 cents on a per share basis compared to a loss of $7.7 million or $0.56 cents per share for the fiscal 1996 second quarter. Second quarter results included pre-tax restructuring charges of $108,000 and $670,000 in fiscal 1997 and fiscal 1996, respectively. The results of the second quarter of fiscal 1996 also included a $7.2 million charge for the inventory write-up arising from the acquisition of SportRack in May 1995 and the merger with AMRE, Inc. in July 1995. For the six month period ending December 28, 1996, results from operations were a loss of $472,000 or $0.03 cents per share compared to a loss of $13.1 million or $0.94 cents per share for the same period of fiscal 1996. The fiscal 1996 results included a $13.1 million charge for the inventory write-up arising from the acquisition of SportRack in May 1995 and the merger with AMRE, Inc. in July 1995.

Weighted  average  shares  outstanding  for the fiscal three month periods ended
December 28, 1996 and December 30, 1995 were 13.8 million. Year-to-date outstanding shares for fiscal 1997 were 13.8 million shares compared to 13.9 million for the same period of fiscal 1996.

                                BELL SPORTS CORP.
                                     PART II


Item 1                     Legal Proceedings
                           None

Item 2                     Changes in Securities
                           None

Item 3                     Defaults Upon Senior Securities
                           None

Item 4                     Submission of Matters to a Vote of Security Holders
                           (a)      The 1996 Annual Meeting of Stockholders of Bell Sports Corp. was held on November 21, 1996
                           (b)      Not required
                           (c)      The following matters were voted upon and approved at the meeting:
                                    (i)  The re-election of Class II Directors to serve until the 1999
                                         Annual Meeting; nominees were Frederick W. Winter, Kenneth K.
                                         Harkness and Harry H. Manko
                                    (ii) The re-election of Arnold L. Chavkin, Class III Director, to serve until the 1997 Annual Meeting
                                    (iii)The amendment to the Bell Sports Corp. 1993 Outside Directors
                                         Stock Option Plan to provide for the payment of retainer fees in stock options in lieu of cash and to increase the number of shares issuable under the plan
                                    (iv) The appointment of Price Waterhouse as the independent public accountants for the Company for its fiscal year ending June 28, 1997

                           Summary of proxies voted:
                                                                                                                   Broker
                                   Proposal                           For            Against        Withheld      Non-Votes
                                   --------                          ----------      --------       --------      ---------
                             (i)   Winter                            10,300,754           ---        288,293          ---
                             (i)   Harkness                          10,300,038           ---        289,009          ---
                             (i)   Manko                             10,300,047           ---        289,000          ---
                             (ii)  Chavkin                           10,298,358           ---        290,688          ---
                             (iii) Stock Option Plan                  9,566,490       486,005         87,536       449,016
                             (iv)  Accountants                       10,472,529        86,628         29,889          ---


                           Total shares voted                  10,589,047
                           Total shares unvoted                 3,111,913

                           (d)      None

Item 5                     Other Information
                           None

Item 6                     Exhibits and Reports on Form 8-K

                           (a)      None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 10, 1997
    ------------------------

                             BELL SPORTS CORP.




  /s/ Howard A. Kosick      Executive Vice President and Chief Financial Officer
----------------------      ----------------------------------------------------
Howard A. Kosick            (Principal financial officer)


  /s/ Linda K. Bounds       Vice President and Corporate Controller
---------------------       ---------------------------------------
Linda K. Bounds             (Principal accounting officer)

                                BELL SPORTS CORP.
                                INDEX TO EXHIBITS


Exhibit
Number            Description                                            Page
--------------------------------------------------------------------------------
3                 Bylaws of the Registrant                              Page 17

10.1              Restated and Amended Bell Sports Corp. 1993 Outside
                  Directors Stock Option Plan                           Page 42

10.2              Form of Restricted Stock Award Agreement dated as of
                  August 27, 1996 between Registrant and certain of
                  its executive officers                                Page 47

11                Statement re: computation of per share earnings       Page 52

27                Financial Data Schedule                               Page 53
                                       16