Form 10-Q
period 1997-03-29
BELL SPORTS CORP
filed 1997-05-13
CIK 884063

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarterly period ended       March 29, 1997
                                      ---------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------------

                         Commission file number 0-19873

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
                                                      ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock, $.01 par value      May 7, 1997                     13,751,542
----------------------------      ------------------        ----------------
Class                             Date                      Number of shares

                                BELL SPORTS CORP.
                               INDEX TO FORM 10-Q

                                     PART I

                                                                                                         Page
                                                                                                        Number
Bell Sports Corp. and Subsidiaries Consolidated Balance Sheets
  as of March 29, 1997 and June 29, 1996                                                                   3

Bell Sports Corp. and Subsidiaries Consolidated Statements of Operations
  for the nine months and three months ended March 29, 1997
  and March 30, 1996                                                                                       4

Bell Sports Corp. and Subsidiaries Consolidated Condensed Statements of Cash Flows
  for the nine months ended March 29, 1997 and March 30, 1996                                              5

Notes to Consolidated Financial Statements                                                            6 - 11

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                                      12 - 16



                                     PART II

Items 1 to 6                                                                                              17

Signatures                                                                                                18

PART 1.           Financial Information
Item 1.           Financial Statements

                       BELL SPORTS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                          March 29,             June 29,
                                                                                            1997                  1996
                                                                                      ------------------    ----------------
                                                                                            (unaudited)
ASSETS
------
Cash and cash equivalents                                                                $       26,755       $      23,140
Marketable securities                                                                                --               7,996
Accounts receivable                                                                              89,305              75,651
Inventories                                                                                      72,390              59,413
Other current assets                                                                             22,875              17,285
                                                                                      ------------------    ----------------
             Total current assets                                                               211,325             183,485

Property, plant and equipment                                                                    25,577              24,722
Goodwill                                                                                         56,962              71,245
Intangibles and other assets                                                                     15,912              19,183
                                                                                      ------------------    ----------------
              Total assets                                                                $     309,776       $     298,635
                                                                                      ==================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable                                                                          $      12,282       $      11,797
Accrued expenses                                                                                 22,707              16,752
Accrued compensation and employee benefits                                                        3,182               4,392
Notes payable and current maturities of long-term
   debt and capital lease obligations                                                             2,843               1,070
                                                                                      ------------------    ----------------
              Total current liabilities                                                          41,014              34,011

Long-term debt and capital lease obligations                                                    150,346             124,501
Other liabilities                                                                                 4,152               4,082
                                                                                      ------------------    ----------------
              Total liabilities                                                                 195,512             162,594

Stockholders' equity:
Preferred stock; $.01 par value; authorized 1,000,000 shares, none issued
Common stock; $.01 par value; authorized 25,000,000 shares, issued
   14,246,614 and 14,224,360 shares, respectively, outstanding 13,751,542
   and 13,700,960 shares, respectively                                                              142                 142
Additional paid-in capital                                                                      141,761             141,647
Unrealized holding losses on marketable securities                                                   --                (461)
Foreign currency translation adjustments                                                           (155)                 81
(Accumulated deficit) retained earnings                                                         (22,266)                149
                                                                                      ------------------    ----------------
                                                                                                119,482             141,558
Less-495,072 and 523,400 shares of common stock in treasury, at cost,
   respectively                                                                                  (5,218)             (5,517)
                                                                                      ------------------    ----------------
             Total stockholders' equity                                                         114,264             136,041
                                                                                      ------------------    ----------------
             Total liabilities and stockholders' equity                                    $    309,776       $     298,635
                                                                                      ==================    ================

                  See accompanying notes to these consolidated
                             financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited; in thousands, except per share data)

                                                                Nine Months Ended              Three Months Ended
                                                                -----------------              ------------------
                                                            March 29,         March 30,         March 29,      March 30,
                                                              1997              1996              1997           1996
                                                      ----------------   ---------------   ---------------  -------------

Net sales                                                $    189,267      $    181,331      $     70,575    $    67,442
Cost of sales                                                 135,037           142,838            49,862         47,526
                                                      ----------------   ---------------   ---------------  -------------

    Gross profit                                               54,230            38,493            20,713         19,916

Selling, general and administrative expenses                   45,342            47,428            15,417         17,069
Loss on disposal of product line                               25,360                --            25,360             --
Amortization of goodwill and intangible assets                  2,592             1,915               864            736
Restructuring charges                                           4,142             1,894             2,675            836
Net investment income                                          (2,610)           (2,419)             (323)          (455)
Interest expense                                                5,467             6,636             1,943          2,308
                                                      ----------------   ---------------   ---------------  -------------

Loss before income taxes                                      (26,063)          (16,961)          (25,223)          (578)
Benefit from income taxes                                      (3,649)           (4,579)           (3,280)        (1,291)
                                                      ----------------   ---------------   ---------------  -------------

Net (loss) income                                        $    (22,414)     $    (12,382)     $    (21,943)   $       713
                                                      ================   ===============   ===============  =============

Net (loss) income per common and common equivalent
share                                                    $     (1.63)      $      (0.90)     $      (1.59)   $      0.05
                                                      ================   ===============   ===============  =============


Weighted average number of common and
  common equivalent shares outstanding                         13,764            13,764            13,774         13,645
                                                      ================   ===============   ===============  =============

                         See accompanying notes to these
                       consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)

                                                                                              Nine Months Ended
                                                                                              -----------------
                                                                                         March 29,           March 30,
                                                                                           1997                1996
                                                                                     ----------------    ----------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net cash used in operating activities                                                $       (26,568)    $       (49,443)
                                                                                     ----------------    ----------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Capital expenditures                                                                        (5,768)             (5,641)
  Net sale of marketable securities                                                            8,105              24,897
  Acquisition of other businesses                                                               (519)            (16,789)
                                                                                     ----------------    ----------------
Net cash provided by investing activities                                                      1,818               2,467
                                                                                     ----------------    ----------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                                                  -                  79
  Treasury stock purchases                                                                         -              (5,517)
  Payments on notes payable, long-term debt and capital leases                                   831                 825
  Advances taken on credit lines                                                              50,143              87,044
  Payments made on credit lines                                                              (22,540)            (87,700)
                                                                                     ----------------    ----------------
Net cash provided by (used in) financing activities                                           28,434              (5,269)
                                                                                     ----------------    ----------------

Effect of exchange rate changes on cash                                                          (69)               (105)
                                                                                     ----------------    ----------------

Net increase (decrease) in cash and cash equivalents                                           3,615             (52,350)
Cash and cash equivalents at beginning of period                                              23,140              72,018
                                                                                     ----------------   -----------------
Cash and cash equivalents at end of period                                             $      26,755    $         19,668
                                                                                     ================   =================

                  See accompanying notes to these consolidated
                             financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Bell  Sports  Corp.  and  its  wholly-owned  subsidiaries   (collectively,   the
"Company") design, manufacture and market bicycle helmets, related bicycle parts and accessories and automotive racing helmets.

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

Unaudited Information and Basis of Presentation
-----------------------------------------------

The consolidated balance sheet as of March 29, 1997 and statements of operations and condensed cash flows for all periods included in the accompanying financial statements have not been audited. In the opinion of management these financial statements include all normal and recurring adjustments necessary for a fair presentation of such financial information. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

Accounts Receivable
-------------------

Accounts receivable at March 29, 1997 and June 29, 1996 are net of allowances for doubtful accounts of $5.5 million and $3.4 million, respectively.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment at March 29, 1997 and June 29, 1996 are net of accumulated depreciation of $16.8 million and $14.1 million, respectively.

NOTE 2 - INVENTORIES

Inventories consist of the following:


                                         March 29,           June 29,
(in thousands)                              1997               1996
                                            ----               ----

Raw materials                             $    7,684         $    5,330
Work in process                                2,394              2,315
Finished goods                                62,312             51,768
                                        -------------       ------------

                                           $  72,390          $  59,413
                                        =============       ============

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

Environmental Issues
--------------------

In the ordinary course of its business, the Company is required to dispose of certain waste at off-site locations. During 1993, the Company became aware of an investigation by the Illinois Environmental Protection Agency (the "Illinois Agency") of a waste disposal site, owned by a third party, which was previously utilized by the Company. As a result of that investigation, the Illinois Agency informed the Company that certain of the Company's practices with respect to the identification, storage and disposal of hazardous waste and related reporting requirements may not have complied with the applicable law. On March 14, 1995, the State of Illinois filed a complaint with the Illinois Pollution Control Board against the Company and the disposal site owner based on the same allegations. The complaint seeks penalties not exceeding statutory maximums and such other relief as the Pollution Control Board determines appropriate. The disposal site owner filed a cross-claim against the Company that seeks to have penalties assessed against the Company and not against the disposal site owner. Any penalties as a result of the cross-claim would be payable to the State. The Illinois Pollution Control Board has approved a settlement between the State and the Company pursuant to which the Company paid $69,000 to the State and disposed of certain materials in a container at the waste disposal site at an authorized disposal facility. The cross-claim by the landfill owner is still pending, the outcome of this cannot presently be determind.

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

NOTE 4 -  NOTES PAYABLE, LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The Company has approximately $153.2 million in notes payable, long term debt and capital lease obligations outstanding at March 29, 1997. Of this amount,
$86.25 million relates to the outstanding balance on the 4 1/4% convertible subordinated debentures. Maturing November 15, 2000, the debentures are convertible into common stock at any time prior to maturity at a conversion price of $54.06 per share. Interest on the debentures is payable semi-annually. The debentures are redeemable at the Company's option at any time on or after November 15, 1996, at specified redemption prices.

In February 1996, the Company entered into a $100 million multicurrency, revolving line of credit (the "Revolving Credit") with a syndicated bank group. In August 1996, the Company amended the Revolving Credit to grant to the syndicated bank group a security interest in U.S. accounts receivable and inventories. The security interest was subject to automatic release by the bank group upon the achievement of certain financial ratios after September 1, 1997. The amendment, among other things, waived a default in the interest coverage ratio covenant as of June 29, 1996. At March 29, 1997, a total of $62.2 million was outstanding under the credit facility. In April 1997, upon the sale of the Service Cycle/Mongoose inventory to Brunswick Corporation, the Company amended the Revolving Credit to reduce the amount of the line of credit to $60 million ("Amended Credit Agreement"). The Amended Credit Agreement grants to the syndicated bank group a security interest in the U.S. accounts receivable and inventories for the term of the facility. The amendment added a clean-down provision requiring the Amended Credit Agreement to be maintained below $15 million for a period of thirty consecutive days between July 1st and September 30th of each fiscal year.

The Amended Credit Agreement, which expires in December 1999, provides the Company with several interest rate options, including U.S. prime, LIBOR plus a margin, Canadian prime plus the applicable LIBOR margin less 0.50%, the Canadian banker's acceptance plus the LIBOR margin plus 0.125%, and short-term fixed rates offered by the agent bank in the loan syndication. The LIBOR margin is currently 1.50% per annum, but it can range between 1.00% and 1.50% depending on the Company's interest coverage ratio. Under the Amended Credit Agreement, the Company is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.20% to 0.30% per annum. At March 29, 1997, the quarterly commitment fee was 0.25% per annum.

The Amended Credit Agreement contains certain financial covenants, the most restrictive of which are a minimum interest coverage ratio, a maximum funded debt ratio and a minimum adjusted net worth amount. The Amended Credit Agreement also contains covenants that prohibit the payment of cash dividends as well as restrict the amount that the Company can repurchase of its subordinated debt and common stock.

NOTE 5 - COMMON STOCK

From time to time, the Company has granted to its executive officers, non-employee directors and certain other employees options to purchase shares of the Company's Common Stock. At March 29, 1997, options to purchase approximately 1,910,500 shares of Common Stock were outstanding.

On August 24, 1995, the Company announced a stock repurchase program authorizing the repurchase of up to 10% of the outstanding shares of the Company's Common Stock from time to time in open market or private transactions. The timing of any repurchase and the price and number of shares repurchased will depend on market conditions and other factors. To date, the Company has repurchased a total of 523,400 shares at an aggregate purchase price of approximately $5.5 million, of which 28,328 shares were utilized under a Restricted Stock Award Program. Shares repurchased may be retired or used for general corporate purposes.

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

During fiscal 1996, the Company commenced significant organizational and office consolidations including closing the Cerritos, Providence, Commack and Calgary offices. Most U.S. sales, marketing and research and development operations were consolidated in San Jose, California and all corporate functions in Scottsdale, Arizona. Substantially all of the Canadian operations were consolidated into one facility in Granby, Quebec. Included in fiscal 1997 pre-tax income are $1.5 million of restructuring charges related to the Program, including facility closing costs, severance benefits and relocation expenses.

During the third quarter of fiscal 1997, the Company announced plans to significantly downsize the Scottsdale, Arizona corporate office by consolidating certain Scottsdale functions with the San Jose, California office. Included in the third quarter of fiscal 1997 pre-tax income are $2.7 million of restructuring charges related to this consolidation plan.

The following table sets forth the details of activity during fiscal 1997 for restructuring charges:

(in thousands)                                         Accrual at     Restructuring        Cash        Accrual at
                                                     June 29, 1996       Charges         Payments    March 29, 1997
                                                     --------------- ----------------- ------------- ----------------
Lease payments and other facility expenses               $     942   $      983            ($  749)        $1,176
Severance and other related benefits                         2,832        1,627            ( 2,578)         1,881
Relocation and other                                         1,383        1,531            ( 1,736)         1,178
                                                     --------------- ----------------- ------------- ----------------
    Total                                                $   5,157   $    4,141            ($5,063)        $4,235
                                                     =============== ================= ============= ================

NOTE 7 - LOSS ON DISPOSAL OF PRODUCT LINE

On April 29, 1997, the Company completed the sale of its Service Cycle/Mongoose inventory, trademarks and certain other assets to Brunswick Corporation. The purchase price approximated $21 million and includes providing Brunswick Corporation a three year option to purchase 600,000 shares of the Company's common stock at an exercise price of $7.50 per share. The Company retained and will collect the accounts receivable for the Service Cycle/Mongoose business, which were approximately $19 million at April 29, 1997.

As a result of the Service Cycle/Mongoose disposal the Company announced plans to reorganize North American distribution network and operations to better utilize facilities.

Included in the third quarter of fiscal 1997 pre-tax income are $25.4 million of costs associated with the disposition of the Service Cycle/Mongoose business and distribution changes. The write-off of goodwill and intangibles related to the Service Cycle/Mongoose business were $14.8 million, Service Cycle disposal and exit costs were $5.4 million, and reorganization costs associated with the distribution network and operations related to the sale of Service Cycle/Mongoose were $5.2 million.

                                     Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION AND LIQUIDITY

The Company's current ratio decreased to 5.2 to 1 at March 29, 1997 from 5.4 to 1 at June 29, 1996. Cash, cash equivalents and marketable securities decreased to $26.8 million at March 29, 1997 from $31.1 million at June 29, 1996. The decline primarily relates to cash used in operations.

The Company anticipates an increase in cash of approximately $40 million related to the sale of the Service Cycle/Mongoose inventory and from the collections of related receivables. Management expects to use the proceeds to repay a portion of the Company's Amended Credit Agreement, and other general corporate purposes, which may include the repurchase of the Company's common stock and/or its convertible subordinated debentures.

Accounts receivable at March 29, 1997 increased $13.7 million from June 29, 1996 due to the use of extended dating programs for sales to independent bicycle dealers. Management expects accounts receivable to decline by approximately $13 million during the fourth quarter related to the collection of Service Cycle/Mongoose receivables.

Inventories increased $13.0 million in fiscal 1997 compared to the balance at June 29, 1996. The increase is due to the build-up of inventory in preparation for the spring selling season. Management expects inventory to decline during the fourth quarter by approximately $18 million related to the sale of Service Cycle/Mongoose inventory.

In February 1996, the Company entered into a $100 million multicurrency, revolving line of credit (the "Revolving Credit") with a syndicated bank group. This facility replaced prior revolving credit facilities that were used by the Company's North American operations. In August 1996, the Company amended the
Revolving Credit to grant to the syndicated bank group a security interest in U.S. accounts receivable and inventories. The security interest was subject to automatic release by the bank group upon the achievement of certain financial ratios after September 1, 1997. The amendment, among other things, waived a default in the interest coverage covenant as of June 29, 1996. At March 29, 1997, a total of $62.2 million was outstanding under the credit facility. In April 1997, upon the sale of the Service Cycle/Mongoose inventory to Brunswick Corporation, the Company amended the Revolving Credit to reduce the amount of the line of credit to $60 million ("Amended Credit Agreement"). The Amended Credit Agreement grants to the syndicated bank group a security interest in the U.S. accounts receivable and inventories for the term of the facility. The amendment added a clean-down provision requiring the Amended Credit Agreement to be maintained below $15 million for a period of thirty consecutive days between July 1st and September 30th of each fiscal year.

The Amended Credit Agreement facility outstanding borrowings have been significantly reduced due to the proceeds related to sale of the Service Cycle/Mongoose business and management anticipates that they will be reduced further due to cash generated from operations, including collection of the Service Cycle/Mongoose receivables.

The Amended Credit Agreement, which expires in December 1999, provides the Company with several interest rate options, including U.S. prime, LIBOR plus a margin, Canadian prime plus the applicable LIBOR margin less 0.50%, Canadian banker's acceptance plus the LIBOR margin plus 0.125%, and short-term fixed rates offered by the agent bank in the loan syndication. The LIBOR margin is currently 1.50% per annum, but it can range between 1.00% and 1.50% depending on the Company's interest coverage ratio. Under the Amended Credit Agreement, the Company is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.20% to 0.30% per annum. At March 29, 1997 the quarterly commitment fee was 0.25% per annum.

The Amended Credit Agreement contains certain financial covenants, the most restrictive of which are a minimum interest coverage ratio, a maximum funded debt ratio and a minimum adjusted net worth amount. It also contains covenants that prohibit the payment of cash dividends as well as restrict the amount that the Company can repurchase of its subordinated debt and common stock.

Capital expenditures were $5.8 million for the first nine months of fiscal 1997. The Company expects to spend approximately $6.5 million on capital expenditures in fiscal year 1997, primarily for computer systems and new product tooling.

A principal business strategy of the Company has been to pursue acquisitions of businesses, products or technologies that will complement its current business. The Company has identified bicycle related and sporting goods industries as possible areas of focus. Such acquisitions may be funded with available cash, debt financing, issuance of common stock or a combination thereof. With respect to acquisitions prior to fiscal 1997, the Company has contingent earnout payments that could approximate $1.9 million, subject to future financial results. In November 1996, the Company acquired a distributor in Sydney, Australia to directly market its products.

Additionally, from time to time the Company evaluates the strategic fit and financial performance of its various operating units and product lines. As a result of such evaluations, the Company could decide to divest or discontinue certain portions of the business.

The Company believes its available cash flows from operations, the proceeds from the sale of the Service Cycle/Mongoose business and the Amended Credit Agreement should be adequate to satisfy its working capital requirements in fiscal 1997. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

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

RESULTS OF OPERATIONS

         Net Sales. Net sales increased by 5% to $70.6 million during the three months ended March 29, 1997 as compared to $67.4 million in the same period of 1996. Bicycle accessories sales increased 16% over prior year. This increase was offset by a decrease in bicycle sales of 8% and bicycle helmet sales of 5% compared to a year ago. Bicycle helmets have increased in the independent bicycle dealer channel, but have decreased in the mass merchant channel from the prior year. On a year-to-date basis net sales increased 4% to $189.3 million from $181.3 million in the previous year. The year-to-date increase can be attributed to IBD bicycle helmet sales and increased bicycle accessories sales offset by lower bicycle and mass merchant helmet sales.

The product line sales mix for the nine month and three month periods are as follows:

                               Nine Months Ended         Three Months Ended
                               -----------------         ------------------

                             March 29,     March 30,    March 29,    March 30,
                               1997          1996         1997         1996
                               ----          ----         ----         ----
Product Line Sales Mix:
     Bicycle accessories         49%          48%           50%         45%
     Bicycle helmets             32%          31%           35%         38%
     Bicycles                    18%          20%           13%         15%
     Auto Racing helmets          1%           1%            2%          2%


Management is cautiously optimistic about the fourth quarter of fiscal 1997 due to recent helmet growth in the IBD channel and strong accessory sales in the mass merchant channel.

         Gross Margin. Gross margins decreased to 29% of net sales in the third quarter of fiscal 1997, compared to 31% in the comparable prior year period, excluding the impact of the inventory write-up related to the January 1996 acquisition of Giro Sport Design. This decrease is attributed to lower gross margins on bicycle sales due to end of season close-out sales during the quarter as compared to prior year, as well as a shift of bicycle helmet sales volumes to lower price point helmets. For the first nine months of fiscal 1997, gross margins remained at 29% of net sales, compared to the same period of fiscal 1996, excluding the impact of the inventory write-up related to the merger with AMRE and the acquisitions of SportRack and Giro.

During the third quarter and the first nine months of fiscal 1996, $1.0 million and $14.1 million, respectively, were charged to cost of sales for the write-up of inventory related to the merger with AMRE and the acquisitions of SportRack and Giro.

         Selling, General and Administrative. Selling, general and administrative costs were 22% of net sales in the third quarter of fiscal 1997 compared to 25% in fiscal 1996. Actual selling, general and administrative costs decreased $1.7 million to $15.4 million for the quarter. On a comparative basis, selling, general and administrative costs declined by $2.1 million or 13%, when excluding Giro costs not included for the full prior year quarter. On a year to date basis, selling, general and administrative costs decreased 2% to $45.3 million. When excluding Giro, costs declined by $5.2 million or 11%. Year-to-date selling, general and administrative costs represented 24% of sales compared to 26% in the same period of fiscal 1996. These reductions result from the Company's recent restructuring activities and management's continuing efforts to reduce the Company's overall selling, general and administrative cost structure.

Management anticipates the trend of declining selling, general and administrative expenses as a percent of net sales to continue in the fourth quarter. Additionally, based upon the April 1997 consolidation plan and the plan to reorganize the Company's distribution network and operations, management anticipates that the cost structure can be further reduced after successful completion of such plans.

         Loss on Disposal of Product Line. On April 29, 1997, the Company completed the sale of its Service Cycle/Mongoose inventory, trademarks and certain other assets to Brunswick Corporation. Included in the third quarter of fiscal 1997 pre-tax income are $25.4 million of costs associated with the disposition of the Service Cycle/Mongoose business and distribution changes. The write-off of goodwill and intangibles related to the Service Cycle/Mongoose business were $14.8 million, Service Cycle disposal and exit cost were $5.4 million, and the sale of Service Cycle/Mongoose reorganization costs associated with distribution network and were $5.2 million.

         Amortization of intangibles. Amortization of goodwill and intangible assets increased to $864,000 in the third quarter of 1997 from $736,000 in the third quarter of 1996, and to $2.6 million in the first nine months of fiscal 1997 from $1.9 million in the first nine months of fiscal 1996. The increase is due to the acquisition of Giro in January 1996.

Amortization expense in the fourth quarter is expected to decline by $137,000 due to the write -off of $14.8 million of Service Cycle/Mongoose goodwill and intangibles related to the sale of such business.

         Restructuring charges. During the third quarter of fiscal 1997, the Company announced plans to significantly downsize the Scottsdale, Arizona corporate office by consolidating certain Scottsdale functions with the San Jose, California office. Included in the third quarter of fiscal 1997 pre-tax income are $2.7 million of restructuring charges related to this plan.

During fiscal 1996, the Company commenced significant organizational and office consolidations including closing four offices. Most U.S. sales, marketing and research and development operations were consolidated in San Jose, California and all corporate functions in Scottsdale, Arizona. Substantially all of the Canadian operations were consolidated into one facility in Granby, Quebec. Restructuring charges were $1.5 million and $1.9 million for fiscal 1997 and 1996 for the nine month period, respectively relating to these activities.

Total restructuring charges were approximately $4.1 million and $1.9 million for fiscal 1997 and 1996 for the nine month period, respectively.

         Net investment income and interest expense. For the fiscal 1997 third quarter, net investment income decreased to $323,000, compared to $455,000 in fiscal 1996. This decline is due to lower levels of cash and marketable securities invested during the quarter. Net investment income increased to $2.6 million for the first nine months in fiscal 1997, compared to $2.4 million in fiscal 1996. The increase is due to settlement of an arbitration case related to the handling of certain marketable securities by an outside investment advisor during the first quarter of fiscal 1997. The settlement proceeds, net of related expenses and expected losses to sell certain securities, of $1.3 million, were included in net investment income. Interest expense decreased to $1.9 million in the third quarter of fiscal 1997 from $2.3 million in the third quarter of fiscal 1996. On a year-to-date basis, interest expense decreased to $5.5 million for fiscal 1997 from $6.6 million for fiscal 1996. The decreases are due to lower debt balances outstanding and lower interest rates for the first nine months of fiscal 1997 compared to the prior year.

         Income taxes. The effective tax rate was 39% for the quarter and 40% for the nine month period of fiscal 1997, excluding restructuring charges and the impact of the loss on the disposal of a product line, compared to 51% for the comparable prior year quarter and 42% for the nine month period of fiscal 1996, before restructuring charges and the effect of the inventory write-up. The effective rate was 13% and 14%, respectively, if such costs were included for both periods in fiscal 1997 and 27% for both the quarter and the nine month period of fiscal 1996. The current year's effective rates differ significantly from the federal statutory rate of 34% due to several large expense items which are not deductible for federal or state income tax purposes.

         Net income and weighted average shares. Results from operations for fiscal 1997 third quarter, before restructuring charges and the loss on disposal of product line, were net income of $1.7 million, or $0.12 on a per share basis, compared to net income, before restructuring charges and the effect of the inventory write-up, of $623,000, or $0.05 per share, in the previous year. For the first nine months of fiscal 1997, net income increased to $2.1 million or $0.15 per share, before restructuring charges and the loss on disposal of product line compared to a net loss of $560,000, or $0.04 per share, in the previous year before restructuring charges and the effect of the inventory write-up. Results from operations including the effects of restructuring charges and the loss on disposal of product line for the fiscal 1997 third quarter was a loss of $21.9 million, or $1.59 per share, compared to income of $713,000 or $0.05 per share for the fiscal 1996 third quarter. For the nine month period ending March 29, 1997, results from operations were a loss of $22.4 million, or $1.63 per share, compared to a loss of $12.4 million, or $0.90 per share, for the same period of fiscal 1996. The fiscal 1996 results included a $14.1 million charge for the inventory write-up arising from the acquisition of SportRack in May 1995, the merger with AMRE, Inc. in July 1995 and the acquisition of Giro in January 1996.

Weighted average shares outstanding for the fiscal three month periods ended March 29, 1997 and March 30, 1996 were 13.8 million and 13.6 million, respectively. Year-to-date outstanding shares for both fiscal 1997 and fiscal 1996 were 13.7 million shares.

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

                     (a.)     Exhibit Index page 19

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 13, 1997


                           BELL SPORTS CORP.




  /s/ Linda K. Bounds      Executive Vice President and Chief Financial Officer
---------------------      ----------------------------------------------------
Linda K. Bounds            (Principal financial officer)


  /s/ John A. Williams     Vice President and Corporate Controller
---------------------      ---------------------------------------
John A. Williams           (Principal accounting officer)

                                BELL SPORTS CORP.
                                INDEX TO EXHIBITS


Exhibit
Number            Description                                            Page
--------------------------------------------------------------------------------

10.1              Employment Agreement with Mary J. George              Page 20

10.2              Employment Agreement with Linda K. Bounds             Page 29

11                Statement re: computation of per share earnings       Page 39

27                Financial Data Schedule                               Page 40
                                       19