Form 10-K405
period 1997-06-28
BELL SPORTS CORP
filed 1997-09-26
CIK 884063

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


For the fiscal year ended       June 28, 1997
                          --------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from          to
                               --------    ---------
Commission file number 0-19873
                       -------

                                BELL SPORTS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     36-3671789
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)


  6350 San Ignacio Avenue, San Jose, California                     95119
--------------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)


                                 (408) 534-3400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------

       Not applicable
    -------------------                -----------------------------------------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 19, 1997 was $108,593,906 (based on the average of the high and low sales price as reported by The Nasdaq Stock Market on such date).


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS


The number of shares outstanding of each of the registrant's classes of common stock, as of September 19, 1997:

Class                                                    Number of shares
-----                                                    ----------------
Common Stock, $.01 par value                                13,832,373


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Form 10-K.

PART I.

Item 1.    Business

(a)  General development of business
     -------------------------------

Bell Sports Corp. was incorporated in Delaware in 1989. As used herein, unless the context otherwise clearly requires, the "Company" refers to Bell Sports Corp., its consolidated subsidiaries and its predecessors. The Company is a leading world-wide designer, manufacturer, marketer and distributor of bicycle accessories, bicycle helmets and auto racing helmets. The Company markets its products under the following brand names and trademarks: BELL(R), GIRO(R), RHODE GEAR U.S.A.(R), BLACKBURN(R), VISTALITE(R), BSI(R), BikeXtras(TM), Copper Canyon(TM), Cycletech(TM) and SpokeHedz(TM). For the fiscal year ended June 28, 1997, bicycle accessories, bicycle helmets, bicycles, and auto racing products represented 50%, 35%, 13% and 2%, respectively, of the Company's net sales.

The Company is a successor to four principal businesses which engaged in the manufacturing and distribution of bicycle accessories, bicycle helmets, auto racing helmets and motorcycle helmets. In June 1991, the Company ceased manufacturing and marketing motorcycle helmets, although the Company continues to license the trademarks used in connection with the manufacture of such helmets to a third party. In August 1991, the Company established EuroBell S.A. ("EuroBell"), to enhance the Company's ability to compete in the European market. In April 1992, the Company completed an initial public offering of its common stock, par value $.01 ("Common Stock"). In November 1992, the Company acquired Blackburn Designs, Inc. ("Blackburn"), a leading designer and marketer of certain bicycle accessories. In December 1992, the Company completed a secondary public offering of its Common Stock. The Company completed a public offering of convertible subordinated debentures in November 1993.

In January 1994, the Company acquired the business of VistaLite, Inc. ("VistaLite"), a leading designer and manufacturer of LED safety lights and headlights for bicycles. In May 1995, the Company acquired substantially all of the assets of SportRack Canada, Inc. ("SportRack"), which designs, manufactures and markets automobile roof rack systems. The Company subsequently sold substantially all of the SportRack assets in July 1997 (the "Sale of SportRack"). In July 1995, the Company completed the merger (the "AMRE Merger") of a subsidiary of the Company with American Recreation Company Holdings, Inc. ("AMRE") pursuant to which AMRE became a wholly owned subsidiary of the Company. AMRE is a world-wide designer, marketer and distributor of bicycle helmets and bicycles accessories. In April 1997, the Company sold the AMRE Service Cycle/Mongoose business (the "Sale of Service Cycle/Mongoose"), which was primarily comprised the design, distribution and marketing of bicycles and certain non-proprietary bicycle parts and accessories. In January 1996, the Company acquired the assets of Giro Sport Design, Inc. and all of the outstanding stock of Giro Sport Design International, Inc. (collectively "Giro"). Giro designs, manufacturers and markets premium bicycle helmets. In November 1996, the Company opened a sales, marketing and distribution office in Sydney, Australia ("Bell Sports Australia") to service the Australian, New Zealand and Pacific Rim Markets.

In September 1997, the Company announced that it had retained Montgomery Securities as its financial advisor to assist it in evaluating strategic alternatives to enhance stockholder value. Such alternatives may include, but will not be limited to, a merger, sale, joint venture or other business combination, repurchase of outstanding debt or equity securities, or continuing to pursue a corporate growth strategy. There can be no assurance that a transaction will occur as a result of the evaluation.

(b)   Financial information about industry segments
      ---------------------------------------------

The Company operates primarily in one line of business -- the manufacturing, marketing and distributing of bicycle accessories and bicycle helmets. The
Company also manufactures and markets auto racing helmets. The revenues generated and the identifiable assets used in the auto racing business are not significant to the Company.

(c)   Narrative description of business
      ---------------------------------

(i)           Principal products, markets and distribution channels

              The  Company   manufactures,   markets  and  distributes   bicycle
              accessories and bicycle helmets.

              The Company markets its products in two primary trade channels -- specialty retail and mass merchant. The specialty retail trade channel is comprised of independent bicycle dealers ("IBDs"), sporting good retailers and mail-order catalogs, all of which target the mid-to- premium-priced segment of the consumer market. The mass merchant trade channel appeals to the economy-priced segment of the market and includes retailers such as Wal*Mart, Kmart and Costco Wholesale.

              The Company has two U.S. divisions which offer products to the specialty retail trade channel -- Specialty Retail Division and Giro. The Company's Specialty Retail Division markets bicycle helmets under the Bell Pro brand name and bicycle accessories under the Rhode Gear, Blackburn, and VistaLite brand names. Sale of merchandise is made through inside sales representatives. Giro offers premium bicycle helmets under the Giro brand name and sunglasses under the Smith brand name. The Giro brand is considered to be one of the most elite brands in the bicycle helmet industry. Giro sells its products through independent sales representatives.

              The Company also markets a wide range of bicycle accessories and bicycle helmets in the mass merchant trade channel through its Mass Merchant Division. Bicycle helmets are marketed under the brand names -- Bell, BSI and Headwinds. Bicycle accessories are marketed under the brand names -- BikeXtras, Copper Canyon, Cycletech, and SpokeHedz, as well as licensed brand names Fisher Price and Disney. Prior to fiscal 1996, the Bell brand of bicycle helmets was marketed exclusively in the specialty retail trade channel.

              The Company currently has four international divisions located in Canada, France, Ireland and Australia.

              Bell Sports Canada, located in Granby, Quebec, has two divisions -- Specialty Retail Division and Mass Merchant Division. The Specialty Retail and Mass Merchant Divisions operate similarly to the U.S. divisions and use most of the same brand names, plus a few which are unique to the Canadian market.

              EuroBell,located in Roche-La-Moliere, France, manufactures, markets, and distributes bicycle accessories and bicycle helmets. Bicycle accessories are marketed under the Rhode Gear, VistaLite and Blackburn brands. Bicycle helmets are marketed to specialty shops and mass merchants under the Bell and Bike Star brand names, as well as certain private label arrangements.

              Giro Ireland Limited, located in Limerick, Ireland, manufactures, markets and distributes bicycle helmets across Europe under the Giro brand name.

              Bell Sports Australia, located in Sydney, Australia, was opened in November 1996 as a sales, marketing and distribution office. The Bell Sports' Australia markets are Australia, New Zealand and the Pacific Rim, and it sells many of the Company's brand name products to the specialty retail and mass merchant trade channels.

              The Company is also a leading international manufacturer and marketer of auto racing helmets.

     (ii)     Status of new products

              The Company has ongoing research and development programs directed at enhancing and extending its existing products and developing new products. See "Research and Development Expenditures". The Company does not presently have a new product or new industry segment that requires the investment of a material amount of the total assets of the Company.

     (iii)    Sources and availability of raw materials

              No single raw material accounts for a significant portion of the cost of the Company's products. The Company's bicycle and auto racing helmets contain plastic expandable polystyrene foam, which is one of the primary materials used in the Company's helmets. Presently, the Company purchases substantially all of its expandable polystyrene from BASF and Polysource, two of several possible suppliers of this material. Metal tubing, readily available from many sources, is used extensively in the manufacturing of bicycle carriers for automobiles. The Company does not have any long-term supply contracts for the purchase of raw materials. Some components and many finished good items, including certain bicycle parts and accessories, are manufactured for the Company by outside suppliers, including suppliers in Central America, Western Europe and the Pacific Rim.

     (iv)     Patents, trademarks and licenses

              In the course of its business, the Company employs various trademarks, trade names and service marks, including its logos, in the packaging and advertising of its products. The Company believes the strength of its service marks, trademarks and trade names are of considerable value and importance to its business and intends to continue to protect and promote its marks as appropriate. The loss of any significant mark could have a material adverse effect on the Company. The Company also licenses the Bell trademark for use on certain motorcycle, snowmobile and police helmets manufactured by third parties.

              The Company is the owner of numerous federal registrations and applications filed with the United States Patent and Trademark Office. These registrations constitute evidence of the validity of these marks and the Company's exclusive right to use the marks on its products. The Company may also be entitled to protection under the federal Trademark Act for the Company's unregistered marks. The Company owns 93 United States patents and 57 foreign patents. As of June 28, 1997, the Company had 23 United States patents and 29 foreign patents pending issuance. None of the Company's patents are believed to be material to the Company's financial condition or results of operations.

     (v)      Extent to which the business is seasonal

              As a result of the timing of the Company's spring selling season, net sales are normally higher in the second half of the fiscal year than the first half. The first quarter of the fiscal year is generally the Company's slowest quarter. Although some selling and administrative expenses are variable with sales, many expenses are incurred evenly throughout the year. Accordingly, low sales in any quarter may adversely affect the Company's operating margins and profitability in such quarter. The Company's quarterly results may also vary depending on such factors, among others, as the timing of new product introductions, major customer shipments, inventory holdings of significant customers, adverse weather conditions and the sales mix of products sold.

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

     (vii)    Dependence on single customer

              The Company sells to small independent bicycle dealers and national mass merchants. In fiscal 1997, 1996 and 1995 approximately 18%, 17% and 13%, respectively, of the Company's sales were to a single customer, Wal*Mart. Due to the Sale of Service Cycle/Mongoose and the Sale of SportRack, the dependence on this customer may increase during fiscal 1998. The loss of this customer, or a significant reduction in sales to this or other large mass merchant customers, could have a material adverse effect on the Company's sales and profitability. The write-off of any significant receivable due from these customers could also adversely impact the Company's profitability.

     (viii)   Backlog orders

              Historically, there is a backlog of specialty retail orders from October to December as a result of preseason orders placed after the fall trade shows. The backlog of orders decreases over the winter months and is usually insignificant by the end of the Company's third fiscal quarter. The mass merchant trade channel does not operate with a large backlog. At the end of each fiscal year the backlog was not significant.

     (ix)     Business subject to renegotiation

              The Company does not currently engage in any business with governmental authorities that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of such authorities.

     (x)      Competitive conditions

              The markets for the Company's bicycle-related products are highly competitive, and the Company faces competition from a number of sources in each of its product lines. Some competitors are part of large bicycle manufacturers and may be able to better promote bicycle helmet and accessory sales through bicycle sales programs. Competition is based on price, quality, customer service, brand name recognition, product features and style. Although there are no significant technological or manufacturing barriers to enter the bicycle related businesses, factors such as brand recognition, customer relationships and product liability exposure may discourage new competitors from entering the business. Many new competitors have entered the bicycle helmet market in the last five years and pricing pressures have increased significantly as a result of such competition.

     (xi)     Research and development expenditures

              The Company has an ongoing research and development program directed at enhancing and expanding its existing products and developing new products. The Company's bicycle helmet research and development staff primarily focuses on developing technical product features which can improve helmet aerodynamics, weight, comfort, durability, safety, aesthetics and style in an effort to broaden a helmet's consumer appeal. A separate staff focuses on developing innovative and better performing bicycle accessories. Research and development expenditures in fiscal 1997, 1996 and 1995 were approximately $4.7 million, $4.7 million and $3.3 million, respectively.

     (xii)    Material effects of compliance with environmental regulations

              In the ordinary course of its business, the Company is required to dispose of certain waste at off-site locations. During fiscal 1993, the Company became aware of an investigation by the Illinois Environmental Protection Agency (the "Illinois Agency") of a waste disposal site, owned by a third party, which was previously utilized by the Company. As a result of that investigation, the Illinois Agency informed the Company that certain of the Company's practices with respect to the identification, storage and disposal of hazardous waste and related reporting requirements may not have complied with the applicable law. On March 14, 1995, the State of Illinois (the "State") filed a complaint with the Illinois Pollution Control Board (the "Pollution Control Board") against the Company and the disposal site owner based on the same allegations. The complaint sought penalties not exceeding statutory maximums and such other relief as the Pollution Control Board determines appropriate. The disposal site owner filed a cross-claim against the Company that seeks to have penalties assessed against the Company and not against the disposal site owner. Any penalties as a result of the cross-claim would be payable to the State. The Pollution Control Board has approved a settlement between the State and the Company pursuant to which the Company paid $69,000 to the State and disposed of certain materials in a container at the waste disposal site at an authorized disposal facility. The cross-claim by the landfill owner is still pending, and the outcome of the cross-claim can not presently be determined.

              Additionally, the Illinois Agency has been negotiating with the disposal site owner with respect to the procedures and actions necessary to close the disposal site. The extent and nature of any actions which may be taken against the Company with respect to this matter cannot presently be determined.

     (xiii)   Number of employees

              The Company employed approximately 1,900 persons at June 28, 1997.

(d) Financial information about foreign and domestic operations and export sales
    ----------------------------------------------------------------------------

    The financial information required with respect to foreign and domestic operations and export sales of the Company appears in Note 13 to the Consolidated Financial Statements of the Company appearing on page 40 of this Annual Report on Form 10-K.


Item 2.           Properties

The following table sets forth a brief description of the properties of the Company and its subsidiaries:

Location                     General Description
--------                     -------------------

San Jose, CA                 Corporate   headquarters   and  sales,   marketing,
                             administration, research and development facility of approximately 63,600 square feet

Rantoul, IL                  Administration,   manufacturing,  and  distribution
                             facility of approximately 322,400 square feet on 34 acres

Santa Cruz, CA               Giro     sales,     marketing,      administration,
                             manufacturing,   distribution   and   research  and
                             development facility of approximately 41,300 square feet

Scottsdale, AZ               Administration   offices  of  approximately   1,600
                             square feet

York, PA                     Distribution  center  with  approximately   300,000
                             square feet

Memphis, TN                  Distribution  center  with  approximately   198,000
                             square feet

Fairfield, CA                Distribution  center  with  approximately   254,000
                             square feet

Paris, France                EuroBell,   S.A.  sales  and  marketing  office  of
                             approximately 5,000 square feet

Roche-La-Moliere, France     Administrative,   manufacturing   and  distribution
                             facility of approximately 38,700 square feet on 2.9 acres

Limerick, Ireland            Giro sales, manufacturing and distribution facility
                             of approximately 18,750 square feet

Granby, Quebec               Sales,  marketing,  administration and distribution
                             facilities of approximately 136,000 square feet

Calgary, Alberta             Distribution   facility  of  approximately   14,000
                             square feet

Sydney, Australia            Sales,  marketing,  administration and distribution
                             facility of approximately 21,500 square feet


All locations are leased except for the York, PA facility, which is owned by American Recreation Company, Inc., a wholly owned subsidiary of the Company, and the Roche-La-Moliere facility, which is held under a lease-purchase arrangement.

The Memphis, TN distribution center is scheduled to close in November 1997 pursuant to the Company's restructuring plan developed in the third quarter of fiscal 1997.

Item 3. Legal Proceedings

Due to the nature of its business, the Company at any particular time, may be a defendant in a number of product liability lawsuits for serious personal injury or death allegedly related to the Company's products and, in certain instances, products manufactured by others. Many such lawsuits seek damages in substantial amounts, including punitive damages.

As of June 28, 1997, there were 38 lawsuits pending relating to injuries allegedly suffered from products made or sold by the Company. Of the 38 lawsuits, 14 involve motorcycle helmets, 13 involve bicycle helmets, 1 involves an auto racing helmet, 1 involves a bicycle pedal, 7 involve bicycles and 2 involve bicycle accessories.

Three of the 38 lawsuits pending against the Company as of June 28, 1997 are scheduled for trial prior to December 31, 1997. During each of the last 5 fiscal years the Company has been served with complaints in the following number of cases: 10 cases in fiscal 1993, 11 cases in fiscal 1994, 5 cases in fiscal 1995, 12 cases in fiscal 1996 and 15 cases in fiscal 1997. Of the 15 cases served in fiscal 1997, which includes Giro and AMRE lawsuits, 4 involve motorcycle helmets, 5 involve bicycles, and 6 involve bicycle helmets. Of these same 15 cases, 3 cases involve a claim relating to death, 5 involve claims relating to serious, permanently disabling injuries, and 7 involve less serious injuries such as broken bones or lacerations. Typical product liability claims include allegations of failure to warn, breach of express and implied warranties, design defects and defects in the manufacturing process.

Although the Company sold its motorcycle manufacturing business in June 1991 in a transaction in which the purchaser assumed all responsibility for product liability claims arising out of helmets manufactured prior to the date of the disposition, the Company agreed to use its in-house defense team to defend these claims at the purchaser's expense. Included in the 14 motorcycle helmet cases that were being defended by the Company's in-house defense team at June 28, 1997, are lawsuits in which the Company is either a named defendant or is defending claims against the purchaser. One of the cases involves the appeal of a jury verdict rendered against the Company in February 1996 by a Canadian jury. Unless reversed on appeal, the verdict is estimated to be between $3.0 and $4.0 million, which includes associated legal fees and tax implications. If the purchaser is for any reason unable to pay a judgment, settlement amount or defense costs arising out of these claims, the Company could be held responsible for the payment of such amount or costs. The Company believes that the purchaser does not currently have the financial resources to pay any significant judgment, settlement amount or defense costs arising out of any claim. Although the Company cannot predict the outcome of an appeal, the Company currently has adequate cash balances and sources of capital available to satisfy the judgment if the appeal is unsuccessful. Accordingly, the Company currently does not believe the claim will have a material adverse effect on liquidity or the financial condition of the Company. Although the Company maintains product liability insurance, this claim arose during a period in which the Company was self-insured. The Company currently does not have a reserve for this judgment.

The Company has licensed the "Bell" trademark for use on motorcycle helmets. The Company believes that it is possible that, by virtue of its status as licenser and the fact that such motorcycle helmets carry the Bell name, the Company could be named as a defendant in an action involving liability for the motorcycle helmets manufactured by the purchaser of the Company's motorcycle helmet business.

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

Since 1977, the Company has been intermittently protected to some degree by various product liability insurance policies. There are various periods, however, for which no insurance is available. Due to certain deductibles, self-insured retention levels and aggregate coverage amounts applicable under the Company's insurance policies that do exist, the Company may bear responsibility for a significant portion, if not all, of the defense costs (which include attorney's fees, settlement costs and the cost of satisfying judgments) of any claim asserted against the Company. There can be no assurance that insurance coverage, if available, will be sufficient to cover one or more large claims or that the applicable insurer will be solvent at the time of any covered loss. Certain of the Company's insurers for the periods prior to fiscal 1986 are insolvent. Further, there can be no assurance that the Company will obtain insurance coverage at acceptable levels and costs in the future. Successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company. The Company's current products liability insurance covers claims based on occurrences within the policy period up to a maximum of $5,000,000 for each occurrence and $5,000,000 in the aggregate in excess of the Company's self-insured retention of $2,000,000 per occurrence for helmets and the Company's self-insured retention of $250,000 for other products, including Mongoose bicycles manufactured or sold prior to the Sale of Service Cycle/Mongoose. The policy provides coverage only for products manufactured or sold by the Company and does not provide any coverage with respect to motorcycle helmets. The Company's current insurance policy allows the Company's in-house product liability defense team to manage all claims against the Company.

Insurance coverage for products distributed by AMRE prior to the AMRE Merger include various self-insured retentions from $25,000 to $50,000 for all products claims with various coverages in excess of the self-insured retention. The Company continues to utilize its in-house defense team to manage all claims, and monitor those claims handled through a third party administrator, because of pre-existent insurance limitations set forth prior to the acquisition.

Insurance coverage for products manufactured by Giro, prior to the acquisition by the Company in January 1996, include self-insured retentions from $25,000 to $150,000 for all product claims with $1.5 million coverage in excess of the self insured retention levels. The Company maintains an active role in the management of all Giro related litigation. Giro claims served after October 1, 1995 are insured under the same coverage provided to the Company.

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

Shareholder Litigation
----------------------

In February 1995, an AMRE shareholder filed a lawsuit, on his own behalf, and a purported class action, against AMRE and its directors in the Chancery Court of the State of Delaware, alleging various breaches of fiduciary and common law duties and requesting both monetary and injunctive relief. The alleged basis for the claims was the action of AMRE and its directors in connection with the authorization and approval of the AMRE Merger, which was consummated on July 3, 1995. The case was dismissed in March 1997.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters


The Common Stock is traded on The Nasdaq National Market under the symbol "BSPT". The Company's 4 1/4% Convertible Subordinated Debentures due 2000 are traded on The Nasdaq Small Cap Market under the symbol "BSPTG".


                                   High              Low
                               -------------     -------------


Fiscal Year 1997
  1st Quarter                     $7.625            $5.500
  2nd Quarter                      7.125             5.625
  3rd Quarter                      6.375             4.875
  4th Quarter                      8.125             4.938

Fiscal Year 1996

  1st Quarter                    $14.500            $9.875
  2nd Quarter                     11.125             7.000
  3rd Quarter                      9.125             5.500
  4th Quarter                     10.375             6.000


As of September 19, 1997, there were approximately 1,000 shareholders of record; the Company estimates that, as of such date, there were approximately 11,900 beneficial owners.

The Company currently intends to retain future earnings for use in its business, and therefore, does not anticipate paying any dividends in the foreseeable future.

Item 6. Selected Financial Data

The selected financial data set forth below has been derived from the audited consolidated financial statements of the Company. The following selected financial data should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report.

                                                           (in thousands, except per share data)

                                                                    Fiscal Years Ended
                                        ------------------------------------------------------------------------
                                        June 28,        June 29,        July 1,          July 2,         July 3,
                                          1997            1996           1995             1994            1993
                                        --------        --------        -------          -------         -------
Summary of Operations Data:
 Net sales                              $259,534        $262,340        $102,990        $116,090         $82,611
(Loss) income from continuing
   operations                            (18,188)        (12,375)         (3,443)         10,459           6,582
(Loss) income before
   extraordinary items and
   cumulative effect of change in
   accounting principle                  (18,188)        (12,375)         (3,443)         10,459           6,582
 Extraordinary items                                                                                        (298)
(Loss) income before cumulative
   effect of change in accounting
   principle                             (18,188)        (12,375)         (3,443)         10,459           6,284
 Cumulative effect of change in
   accounting for income taxes                                                                               700
 Net (loss) income                      $(18,188)       $(12,375)     $   (3,443)      $  10,459        $  6,984

Per Common Share:
(Loss) income from continuing
   operations                           $  (1.33)       $  (0.90)     $    (0.42)      $    1.27        $   0.88
 Net (loss) income                      $  (1.33)       $  (0.90)     $    (0.42)      $    1.27        $   0.93
 Weighted average common shares
   outstanding                            13,722          13,740           8,178           8,245           7,523

Balance Sheet Data:
 Working capital                        $130,677        $149,474      $  108,821       $  91,044        $ 52,013
 Total assets                            268,754         298,635         186,434         184,658          82,219
 Total debt, less current portion        107,689         124,501          92,934          91,384           3,853
 Total stockholders' equity             $118,965        $136,041      $   75,816       $  75,187        $ 67,658

Results for fiscal 1997 include a pre-tax loss on disposal of product line of $25.4 million related to the Sale of the Service Cycle/Mongoose business.

Results for fiscal 1996 include an inventory write-up of $14.1 million related to the AMRE Merger and the acquisitions of SportRack and Giro, which was fully charged against cost of sales.

Results for fiscal 1993, which was a 53 week accounting period, include a loss on an early extinguishment of debt which was classified as an extraordinary item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a leading world-wide designer, manufacturer, marketer and distributor of bicycle accessories, bicycle helmets and auto racing helmets. The Company sells bicycle helmets and a variety of bicycle accessories, under various brand names such as Bell, Giro, Rhode Gear, Blackburn and VistaLite.

In September 1997, subsequent to the Company's fiscal year-end, the Company announced that it had retained Montgomery Securities as its financial advisor to assist it in evaluating strategic alternatives to enhance stockholder value. Such alternatives may include, but will not be limited to, a merger, sale, joint venture or other business combination, repurchase of outstanding debt or equity securities, or continuing to pursue a corporate growth strategy. There can be no assurance that a transaction will occur as a result of the evaluation.

In July 1997, subsequent to the Company's fiscal year-end, the Company consummated the sale of substantially all of the SportRack assets (the "Sale of SportRack") for approximately $14 million to an affiliate of Advanced Accessory System Canada, Inc. SportRack designs, manufactures and markets automobile roof rack systems. There was no material gain or loss associated with this transaction.

In April 1997, pursuant to a plan developed in the third quarter, the Company consummated the sale of the AMRE Service Cycle/Mongoose business (the "Sale of Service Cycle/Mongoose") to Brunswick Corporation. The sales price approximated $20.5 million. Included in the third quarter of fiscal 1997 pre-tax income are $25.4 million of costs associated with the Sale of Service Cycle/Mongoose. The costs were comprised of the write-off of goodwill and intangibles, $14.8 million, disposal and exit costs, $5.4 million, and reorganization costs associated with the distribution network and operations, $5.2 million.

In January 1996, the Company acquired the assets of Giro Sport Design, Inc. and all of the outstanding stock of Giro Sport Design International, Inc. (collectively "Giro"). The Giro acquisition was accounted for as a "purchase" as the term is used under generally accepted accounting principles and is included in the financial statements from the effective date of the acquisition.

Certain matters contained herein are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include, but are not limited to, seasonality, adverse outcome from pending litigation, competitive actions, loss of significant customers, timing of major customer shipments, adverse weather conditions, retail environment, pending accounting pronouncements, economic conditions and currency fluctuations.

Comparison of the Fiscal Year Ended June 28, 1997 with the Fiscal Year Ended June 29, 1996

Net Sales. Net sales decreased by 1% to $259.5 million in fiscal 1997 from $262.3 million in fiscal 1996. The decrease is primarily attributed to the Sale of Service Cycle/Mongoose in April of 1997, which contributed $16.5 million in net sales in the fiscal 1996 fourth quarter. On an unaudited pro forma basis, excluding Service Cycle/Mongoose net sales for the fourth quarter of fiscal 1996, net sales increased by 6% to $259.5 million in fiscal 1997 from $245.8 million in fiscal 1996. Bicycle accessories net sales increased by $5.8 million or 5% primarily due to strong increases with certain large customers in the mass markets. Bicycle helmet net sales increased by $9.8 million or 12% due to strong net sales in the U.S. Specialty Retail Division, up 24%, and Giro, up 21%. This increases was partially offset by a decline of 11% in the Mass Merchant Division which was due to lower unit volumes coupled with a shift in sales mix to lower price points. Net sales in bicycles decreased by $2.8 million or 8% due to the Sale of Service Cycle/Mongoose. Auto racing helmet net sales increased by $1.0 million or 27%.

For the year ended June 28, 1997, bicycle accessories, bicycle helmets, bicycles, and auto racing helmets represented 50%, 35%, 13% and 2%, respectively, of the Company's net sales. For the year ended June 29, 1996, bicycle accessories, bicycle helmets, bicycles, and auto racing helmets represented 49%, 31%, 18% and 2%, respectively, of the Company's net sales.

The Company anticipates net sales in fiscal 1998 will be lower than those achieved in fiscal 1997, due to the Sale of Service Cycle/Mongoose and the Sale of SportRack. In fiscal 1997, Service Cycle/Mongoose and SportRack contributed $50.8 million to net sales.

Due to the mature nature of the market for bicycle related products, the Company expects modest sales growth in fiscal 1998.

Gross Margin. Gross margin increased to 30% of net sales in fiscal 1997 from 29% of net sales in fiscal 1996, when excluding the impact of the inventory write-up associated with the AMRE Merger and the acquisitions of SportRack and Giro. The increase is attributable to the sale of the Service Cycle/Mongoose business in April 1997, which carried gross margins lower than the Company's other product lines, coupled with an increase in the Company's specialty retail bicycle helmet sales, which yield a higher than average gross margin.

The Company expects gross margins to increase during fiscal 1998 due to the Sale of Service Cycle/Mongoose in fiscal 1997 which carried lower margins than other Company product lines.

Selling, General and Administrative. Selling, general and administrative costs decreased to 23% of net sales for fiscal 1997 from 25% in fiscal 1996. In fiscal 1997, selling, general and administrative costs decreased by $6.4 million or 10% to $60.4 million from $66.8 million in fiscal 1996. The decrease is attributable to lower advertising expenditures of $4.0 million, a full year benefit of cost savings produced by the Company's restructuring plan announced in fiscal 1995 and the Sale of Service Cycle/Mongoose in April 1997. In fiscal 1996, the Company incurred $5.6 million in advertising expenses for a one-time promotional campaign to establish brand name awareness across all trade channels and to educate consumers on the importance of wearing protective headgear for bicycling and in-line skating. Advertising expenditures incurred in fiscal 1997 are more representative of what the Company intends to spend during fiscal 1998.

The reductions in selling, general and administrative expenses noted above were offset by increases relating to opening a distribution and sales office in Sydney, Australia during November 1996 and the inclusion of Giro, acquired in January 1996, for a full year.

Loss on Disposal of Product Line. In April 1997, pursuant to a plan developed in the third quarter, the Company completed the sale of its Service Cycle/Mongoose inventory, trademarks and certain other assets to Brunswick Corporation. The sales price approximated $20.5 million. Included in the third quarter of fiscal 1997 pre-tax income are $25.4 million of costs associated with the Sale of Service Cycle/Mongoose. The costs were comprised of the write-off of goodwill and intangibles, $14.8 million, disposal and exit costs, $5.4 million, and reorganization costs associated with the distribution network and operations, $5.2 million.

Amortization of intangibles. Amortization of goodwill and intangible assets increased to $3.3 million in fiscal 1997 from $2.9 million in fiscal 1996. The increase is due to the inclusion of a full year of amortization related to the Giro acquisition in January 1996, partially off-set by a decrease in amortization as a result of the write-off of certain goodwill and intangibles as part of the Sale of Service Cycle/Mongoose in April 1997. The Company expects amortization to decrease in fiscal 1998 from fiscal 1997 due to the write-off of the Service Cycle/Mongoose goodwill and intangibles which is included in the loss on disposal of product line.

Restructuring charges. During the third quarter of fiscal 1997, the Company announced plans to significantly downsize the Scottsdale, Arizona corporate office by consolidating certain Scottsdale functions with the San Jose, California office. This included relocating the corporate headquarters to San Jose. Included in the fiscal 1997 pre-tax income are $2.7 million of restructuring charges related to this plan.

During fiscal 1996, the Company commenced significant organizational and office consolidations including closing four offices. Most U.S. sales, marketing and research and development operations were consolidated in San Jose, California and all corporate functions in Scottsdale, Arizona. Substantially all of the Canadian operations were consolidated into one facility in Granby, Quebec. Restructuring charges were $1.5 million and $1.8 million for fiscal 1997 and 1996, respectively relating to these activities.

Total restructuring charges were approximately $4.1 million and $5.9 million for fiscal 1997 and 1996, respectively. The Company does not anticipate recording any additional restructuring charges related to these plans in fiscal 1998.

Net investment income and interest expense. Net investment income increased slightly in fiscal 1997. The increase is due to the settlement of an arbitration case related to the handling of certain marketable securities by an outside investment advisor during the first quarter of fiscal 1997. The settlement proceeds, net of related expenses and expected losses to sell certain securities were $1.3 million. Excluding this settlement, interest income decreased to $1.6 million in fiscal 1997 from $2.9 million in fiscal 1996. This decline is due to lower levels of cash and marketable securities invested during the year. Interest expense decreased to $7.3 million for fiscal 1997 from $8.7 million for fiscal 1996. The decrease is due to lower debt balances outstanding and lower interest rates for fiscal 1997 when compared to fiscal 1996.

The Company anticipates net investment income will increase in fiscal 1998 as a result of higher cash and cash equivalent balances. The increase in cash and cash equivalents is attributed to cash proceeds received from the Sale of Service Cycle/Mongoose and SportRack.

The Company also anticipates interest expense to decline as a portion of the cash proceeds from the Sale of Service Cycle/Mongoose and SportRack were used to reduce amounts outstanding on the Company's revolving credit facility.

Income taxes. An income tax benefit of $3.0 million or 14% of the pre-tax loss was reported for fiscal 1997 compared to an income tax benefit of $8.3 million or 40% of the pre-tax loss was reported for fiscal 1996. Net operating loss carryforwards of approximately $34.0 million remain available to the Company at June 28, 1997.

The major difference in the effective tax rates is the write-off of non-tax deductible goodwill due to the Sale of Service Cycle/Mongoose in April 1997.

Comparison of the Fiscal Year Ended June 29, 1996 with the Fiscal Year Ended July 1, 1995

In July 1995, the Company completed the merger of a subsidiary of the Company with American Recreation Holdings, Inc. ("AMRE"), (the "AMRE Merger"), pursuant to which AMRE became a wholly owned subsidiary of the Company. The unaudited pro forma summary presented below is for illustrative purposes only, giving effect to the AMRE Merger, accounted for as a "purchase".

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

For the year ended June 29, 1996, bicycle accessories, bicycle helmets, bicycles, and auto racing helmets represented 49%, 31%, 18% and 2%, respectively, of the Company's net sales. For the year ended July 1, 1995, stated on a pro forma basis, bicycle accessories, bicycle helmets, bicycles and auto racing helmets represented 48%, 32%, 18% and 2% respectively of the Company's net sales.

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

Restructuring Charges. Restructuring charges were $5.9 million in fiscal 1996 compared to $4.6 million in fiscal 1995, stated on a pro forma basis. These costs relate to the consolidation of organizations, facilities, computer systems and product lines related to the merger with AMRE.

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

Income Taxes. An income tax benefit of $8.3 million or 40% of the pre-tax loss was reported for fiscal 1996 compared to an income tax benefit of $3.6 million or 32% of the pre-tax loss for fiscal 1995, stated on a pro forma basis. Net operating loss carryforwards of approximately $26.0 million remained available to the Company at June 29, 1996.

Financial Position

The Company's current ratio decreased to 4.5 to 1 at June 28, 1997 from 5.4 to 1 at June 29, 1996. Cash and cash equivalent and marketable securities decreased to $29.0 million at June 28, 1997 from $31.1 million at June 29, 1996. The decline primarily relates to debt payments of $15.3 million and capital expenditures of $7.1 million offset with proceeds of $20.5 million from the Sale of Service Cycle/Mongoose.

Accounts receivable at June 28, 1997 increased slightly to $75.9 million from $75.7 million at June 29, 1996 due to the addition of Bell Sports Australia in fiscal 1997. Accounts receivable are expected to be at lower levels in fiscal 1998 due to the Sale of Service Cycle/Mongoose and the Sale of SportRack. Fiscal year-end receivables did not fully reflect the effect of the Sale of Service Cycle/Mongoose as the Company retained the receivables as part of the sales agreement. As of September 1997, a majority of the Service Cycle/Mongoose receivables had been collected. The Company believes adequate reserves exist for any Service Cycle/Mongoose receivables that may not be collectible.

Inventories at June 28, 1997 decreased 22% or $12.9 million to $46.5 million from $59.4 million at June 29, 1996. This decrease predominately relates to the Sale of Service Cycle/Mongoose in April 1997.

Goodwill and intangible assets at June 28, 1997 decreased $15.6 million from June 29, 1996, due to write-offs related to the Sale of Service Cycle/Mongoose and $3.3 million of amortization during the fiscal year.

Outstanding debt decreased $16.0 million to $107.7 million at June 28, 1997 from $123.7 at June 29, 1996. The decrease is due to the Company utilizing cash from the Sale of Service Cycle/Mongoose to reduce amounts outstanding under its revolving credit facility.

Liquidity and Capital Resources

The Company's working capital decreased to $130.7 million at June 28, 1997 from $149.5 million at June 29, 1996 as cash was utilized in the reduction of long-term debt obligations.

In April 1997, upon the Sale of Service Cycle/Mongoose, the Company amended its $100.0 million multicurrency, secured revolving line of credit ("Revolving Credit") to reduce the line to $60.0 million ("Amended Credit Agreement"). The Amended Credit Agreement grants to the syndicated bank group a security interest in the U.S. accounts receivable and inventories for the term of the facility. The Amended Credit Agreement requires borrowings outstanding under the line of credit to be maintained below $15.0 million for a period of thirty consecutive days between July 1st and September 30th of each fiscal year.

Borrowings under the Amended Credit Agreement have been significantly reduced using the proceeds received from the Sale of Service Cycle/Mongoose. Further reductions have been made in the first quarter of fiscal 1998 from the collection of Service Cycle/Mongoose receivables. Subsequent to year end, in July 1997, the Company sold substantially all of the assets of SportRack for approximately $14.0 million. The proceeds were used to reduce the amount outstanding under the Amended Credit Agreement.

The Amended Credit Agreement expires in December 1999 and is classified as a long-term liability. Based on the provisions of the agreement, the Company could borrow a maximum of $54.1 million as of June 28, 1997, of which $34.5 million was unused.

The Amended Credit Agreement provides the Company with several interest rate options, including U.S. prime, LIBOR plus a margin, Canadian prime plus the applicable LIBOR margin less 0.50%, Canadian banker's acceptance plus the LIBOR margin plus 0.125%, and short-term fixed rates offered by the agent bank in the loan syndication. The LIBOR margin is currently 1.50% per annum, but it can range between 1.00% and 1.50% depending on the Company's interest coverage ratio. Under the Amended Credit

Agreement, the Company is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.20% to 0.30% per annum. At June 28, 1997, the quarterly commitment fee was 0.30% per annum.

The Amended Credit Agreement contains certain financial covenants, the most restrictive of which are a minimum interest coverage ratio, a maximum funded debt ratio and a minimum adjusted net worth amount. It also contains covenants that prohibit the payment of cash dividends as well as restrict the amount that the Company can repurchase of its subordinated debt and common stock. At June 28, 1997, the Company was in compliance with all bank covenants.

The Company's primary uses of funds during fiscal 1997 relates to debt payments of $15.3 million and capital expenditures of $7.1 million. In fiscal 1997, capital expenditures were made primarily for computer systems and new product tooling. The Company expects to spend approximately $5.0 to $6.0 million on capital expenditures in fiscal 1998. The largest planned expenditures are for new product tooling.

The Company announced in September 1997 that it retained Montgomery Securities as its financial advisor to assist the Company in evaluating strategic alternatives designed to enhance shareholder value. Such alternatives may include, but will not be limited to, a merger, sale, joint venture or other business combination, repurchase of outstanding debt or equity securities, or continuing to pursue a corporate growth strategy. There can be no assurance that a transaction will occur as a result of this evaluation.

The Company believes its available cash flows from operations and the Amended Credit Agreement should be adequate to satisfy its working capital requirements in fiscal 1998. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

Item 8. Consolidated Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Bell Sports Corp.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Bell Sports Corp. and its subsidiaries at June 28, 1997 and June 29, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Chicago, Illinois
August 15, 1997

                       BELL SPORTS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                           June 28,     June 29,
                                                                                             1997         1996
                                                                                          ---------    ---------
ASSETS
------
Current assets:
   Cash and cash equivalents                                                              $  29,008    $  23,140
   Marketable securities                                                                                   7,996
   Accounts receivable                                                                       75,915       75,651
   Inventories                                                                               46,549       59,413
   Deferred taxes and other current assets                                                   16,048       17,285
                                                                                          ---------    ---------

         Total current assets                                                               167,520      183,485

Property, plant and equipment                                                                23,738       24,722
Goodwill                                                                                     56,471       71,245
Intangibles and other assets                                                                 21,025       19,183
                                                                                          ---------    ---------

         Total assets                                                                     $ 268,754    $ 298,635
                                                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                                       $  11,299    $  11,797
   Accrued compensation and employee benefits                                                 3,998        4,392
   Accrued expenses                                                                          20,209       16,752
   Notes payable and current maturities of long-term debt and capital lease obligations       1,337        1,070
                                                                                          ---------    ---------

         Total current liabilities                                                           36,843       34,011

Long-term debt                                                                              106,454      122,919
Capital lease obligations and other liabilities                                               6,492        5,664
                                                                                          ---------    ---------

         Total liabilities                                                                  149,789      162,594
                                                                                          ---------    ---------

Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.01 par value; authorized 1,000,000 shares, none issued
   Common stock; $.01 par value; authorized 25,000,000 shares; issued and outstanding:
     14,248,114 and 13,753,042 shares in 1997, respectively, and 14,224,360 and
     13,700,960 shares in 1996, respectively                                                    143          142
   Additional paid-in capital                                                               142,486      141,647
   Unrealized holding losses on marketable securities                                                       (461)
   Cumulative foreign currency translation adjustments                                         (407)          81
   (Accumulated deficit) retained earnings                                                  (18,039)         149
                                                                                          ---------    ---------

                                                                                            124,183      141,558
   Treasury stock, at cost, 495,072 shares in 1997 and 523,400 shares in 1996                (5,218)      (5,517)
                                                                                          ---------    ---------

         Total stockholders' equity                                                         118,965      136,041
                                                                                          ---------    ---------

         Total liabilities and stockholders' equity                                       $ 268,754    $ 298,635
                                                                                          =========    =========

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                Fiscal years ended
                                                 ------------------------------------------------
                                                                           Pro forma
                                                                          (unaudited)
                                                  June 28,     June 29,     July 1,      July 1,
                                                    1997         1996        1995         1995
                                                 ---------    ---------    ---------    ---------
Net sales                                        $ 259,534    $ 262,340    $ 253,251    $ 102,990
Cost of sales                                      183,098      201,621      190,948       74,407
                                                 ---------    ---------    ---------    ---------

Gross profit                                        76,436       60,719       62,303       28,583

Selling, general and administrative expenses        60,416       66,826       61,125       30,948
Loss on disposal of product line                    25,360
Amortization of goodwill and intangible assets       3,320        2,854        2,266          954
Restructuring charges                                4,141        5,850        4,618        2,123
Net investment income                               (2,939)      (2,877)      (4,427)      (4,740)
Interest expense                                     7,289        8,691        9,934        4,633
                                                 ---------    ---------    ---------    ---------

Net loss before benefit from income taxes          (21,151)     (20,625)     (11,213)      (5,335)

Benefit from income taxes                           (2,963)      (8,250)      (3,589)      (1,892)
                                                 ---------    ---------    ---------    ---------

Net loss                                         $ (18,188)   $ (12,375)   $  (7,624)   $  (3,443)
                                                 =========    =========    =========    =========

Net loss per common share                        $   (1.33)   $   (0.90)   $   (0.53)   $   (0.42)
                                                 =========    =========    =========    =========

Weighted average number of common shares
outstanding                                         13,722       13,740       14,284        8,178
                                                 =========    =========    =========    =========

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                        Unrealized   Cumulative
                                                                         Holding      Foreign      Retained                 Total
                                                            Additional   Losses on    Currency      Earnings                Stock-
                                        Common  Common       Paid-In    Marketable   Translation (Accumulated  Treasury    holders'
                                        Shares   Stock       Capital    Securities   Adjustments   Deficit)     Stock      Equity
                                        ------   -----       -------    ----------   -----------   --------     -----      ------

Balance at July 2, 1994                  8,099  $      81  $  63,731    $  (4,551)   $     (41)   $  15,967               $  75,187

   Exercise of stock options                67          1        589                                                            590
   Change in unrealized holding
     losses on marketable securities                                        3,268                                             3,268
   Currency translation adjustment                                                         214                                  214
   Net loss                                                                                          (3,443)                 (3,443)
                                     ---------  ---------  ---------    ---------    ---------    ---------   ---------   ---------

Balance at July 1, 1995                  8,166         82     64,320       (1,283)         173       12,524                  75,816

   Issuance of stock and stock
     options for AMRE merger             5,988         59     77,152                                                         77,211
   Exercise of stock options                70          1        175                                                            176
   Purchase of treasury stock             (523)                                                               $  (5,517)     (5,517)
   Change in unrealized holding
     losses on marketable securities                                          822                                               822
   Currency translation adjustment                                                         (92)                                 (92)
   Net loss                                                                                         (12,375)                (12,375)
                                     ---------  ---------  ---------    ---------    ---------    ---------   ---------   ---------

Balance at June 29, 1996                13,701        142    141,647         (461)          81          149      (5,517)    136,041

   Exercise of stock options                24          1      1,138                                                          1,139
   Issuance of treasury stock               28                  (299)                                               299           0
   Change in unrealized holding
     losses on marketable securities                                          461                                               461
   Currency translation adjustment                                                        (488)                                (488)
   Net loss                                                                                         (18,188)                (18,188)
                                     ---------  ---------  ---------    ---------    ---------    ---------   ---------   ---------

Balance at June 28, 1997                13,753  $     143  $ 142,486    $       0    $    (407)   $ (18,039)  $  (5,218)  $ 118,965
                                     =========  =========  =========    =========    =========    =========   =========   =========

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Fiscal years ended
                                                                      ----------------------------------

                                                                       June 28,    June 29,     July 1,
                                                                         1997        1996        1995
                                                                       --------    --------    --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net loss                                                               $(18,188)   $(12,375)   $ (3,443)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
         Write-off of goodwill and intangibles                           14,531
         Amortization of goodwill and intangibles                         3,338       2,854         954
         Depreciation                                                     6,222       6,059       3,971
         Loss on disposal of property, plant and equipment                1,599       1,299
         Provision for doubtful accounts                                  4,553       2,481       1,024
         Provision for inventory obsolescence                             2,876       3,602       4,183
         Deferred income taxes                                           (2,827)     (7,546)     (2,612)
   Changes in assets and liabilities, net of adjustments
      for acquisitions and dispositions:
         Accounts receivable                                             (4,976)    (14,819)      8,594
         Inventories                                                     (7,782)      8,296      (1,097)
         Other assets                                                      (684)        717        (527)
         Accounts payable                                                  (288)        852      (1,267)
         Other liabilities                                                2,536     (13,370)     (1,524)
                                                                       --------    --------    --------

Net cash provided by (used in) operating activities                         910     (21,950)      8,256
                                                                       --------    --------    --------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Capital expenditures                                                  (7,058)     (5,312)     (5,198)
   Proceeds from the sale of Service Cycle/Mongoose                      20,515
   Acquisition of other businesses, net of cash acquired                 (1,493)    (16,789)     (3,822)
   Net sales (purchases) of marketable securities                         8,458      29,779      24,778
                                                                       --------    --------    --------

Net cash provided by investing activities                                20,422       7,678      15,758
                                                                       --------    --------    --------
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from issuance common stock, net of costs                                    176         123
   Treasury stock purchases                                                          (5,517)
   Issuance of other long-term debt                                                               1,843
   Payments on notes payable, long-term debt and capital leases            (869)     (4,076)       (835)
   Net payments on line of credit agreement                             (14,403)    (25,099)
                                                                       --------    --------    --------

Net cash (used in) provided by financing activities                     (15,272)    (34,516)      1,131
                                                                       --------    --------    --------

Effect of exchange rate changes on cash                                    (192)        (90)        117
                                                                       --------    --------    --------

Net increase (decrease) in cash and cash equivalents                      5,868     (48,878)     25,262

Cash and cash equivalents at beginning of period                         23,140      72,018      46,756
                                                                       --------    --------    --------
Cash and cash equivalents at end of period                             $ 29,008    $ 23,140    $ 72,018
                                                                       ========    ========    ========

        See accompanying notes to these consolidated financial statements

                       BELL SPORTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - The Company And Its Significant Accounting Policies

Bell Sports Corp. and its wholly owned subsidiaries ("the Company" or "Bell") design, manufacture, market and distribute bicycle accessories, bicycle helmets and automotive racing helmets.

Principles of Consolidation and Accounting Period
-------------------------------------------------

The consolidated financial statements include the accounts of Bell Sports Corp. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year is either a fifty-two or fifty-three week accounting period ending on the Saturday that is nearest to the last day of June.

In July 1995, the Company completed the merger (the "AMRE Merger") of a subsidiary of the Company with American Recreation Company Holdings, Inc. ("AMRE") pursuant to which AMRE became a wholly owned subsidiary of the Company. The unaudited pro forma information presented in these Consolidated Financial Statements is for illustrative purposes only, giving effect to the AMRE Merger, accounted for as a "purchase", as such term is used under generally accepted accounted principles.

(Loss) Income Per Share Information
-----------------------------------

(Loss) income per common and common equivalent share is computed using the weighted average number of common stock and common stock equivalent share outstanding during the periods, using the treasury stock method for stock options and warrants. Fully diluted net (loss) income per common share for the fiscal years ended June 28, 1997, June 29, 1996 and July 1, 1995 have not been presented since an assumed conversion (using the if-converted method, which includes the adjustment of reported net income for interest charges on a net-of-tax basis) of the Company's convertible subordinated debentures (the "Debentures") bearing interest at 4-1/4% per annum (see Note 5) would be anti-dilutive.

Accounts Receivable and Concentration of Credit Risk
----------------------------------------------------

Accounts receivable at June 28, 1997 and June 29, 1996 are net of allowances for doubtful accounts of $5.0 million and $3.5 million, respectively.

The Company's principal customers operate in the mass merchant or sporting goods retail markets or operate as independent bicycle dealers. The customers are not geographically concentrated. As of June 28, 1997, and June 29, 1996, respectively, 23% and 21% of the Company's gross accounts receivable were attributed to one mass merchant customer. In addition, one mass merchant customer accounted for 18%, 17% and 13% of net sales during each of the fiscal years ended 1997, 1996 and 1995, respectively.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Marketable Securities
---------------------

Consistent with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), all marketable securities have been classified as available-for-sale securities and are reported at fair value with unrealized holding gains and losses reported in stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The fair value of the marketable securities was obtained from published market quotes or outside professional pricing sources. The Company uses specific identification as the basis for determining cost in computing realized gains and losses.

Inventories
-----------

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Costs included in inventories are landed purchased cost on sourced items, and raw materials, direct labor and manufacturing overhead on manufactured items.

Property, Plant and Equipment
-----------------------------

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

Goodwill and Intangible Assets
------------------------------

The excess of the acquisition cost over the fair value of the net identifiable assets of businesses acquired in purchase transactions has been included in goodwill and is amortized on a straight-line basis over twenty-five to forty years and is recorded net of accumulated amortization of $5.5 million and $4.0 million at June 28, 1997 and June 29, 1996, respectively. Other intangible assets, which include non-compete agreements, acquisition costs, patents and trademarks, and other items, are amortized over their estimated economic lives, ranging from two to seventeen years. Accumulated amortization for intangible assets totaled $4.2 million and $3.1 million at June 28, 1997 and June 29, 1996, respectively. The Company's policy is to account for goodwill and all other intangible assets at the lower of amortized cost or net realizable value. As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets to determine if changes in facts and circumstances suggest that it may be impaired. If this review indicates that the intangibles will not be recoverable, as determined by a nondiscounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangibles would be reduced to its estimated fair market value.

Management's Estimates and Assumptions
--------------------------------------

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

Research and Development Expense
--------------------------------

Research and developmental costs are charged to expense as incurred. These costs totaled $4.7 million, $4.7 million and $3.3 million for fiscal 1997, 1996 and 1995, respectively.

Advertising Costs
-----------------

Advertising and related costs are expensed as incurred, except for ad production costs which are expensed in the fiscal year in which the ad is first run. These costs amounted to $9.1 million, $14.7 million and $6.2 million for fiscal years ended 1997, 1996 and 1995, respectively.

Translation of Foreign Currency
-------------------------------

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange on the balance sheet date. Revenue and expense items are translated at the average rates of exchange prevailing during the fiscal year. Translation adjustments are recorded in the cumulative foreign currency translation adjustment component of stockholders' equity.

Foreign Exchange Contracts
--------------------------

The Company periodically enters into forward foreign exchange contracts in managing its foreign currency risk. Forward exchange contracts are used to hedge various intercompany and external commitments with foreign subsidiaries and inventory purchases denominated in foreign currencies. Exchange contracts usually have maturities of less than one year. The Company has no significant outstanding foreign exchange contracts at June 28, 1997, and has had no significant foreign exchange contract activity during the fiscal year then ended.

Income Taxes
------------

Consistent with the provisions of SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109"), the Company uses the liability method of accounting for income taxes, which is an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are recorded based upon temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. A valuation allowance is provided for deferred tax assets when management concludes it is more likely than not that some portion of the deferred tax assets will not be realized.

Accounting for Stock-Based Compensation
---------------------------------------

In October 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued. SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to recognize compensation expense based on the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

Recent Accounting Pronouncements
--------------------------------

In February 1997, SFAS No. 128, "Earnings per Share" ("SFAS 128") was issued. Under SFAS 128, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") was issued. SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required.

In June 1997, SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131") was issued. SFAS 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

The Company will adopt SFAS 128 in fiscal 1998 and SFAS 130 and SFAS 131 in fiscal 1999 and does not expect such adoptions to have a material effect on the consolidated financial statements.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - Net Investment Income

Net investment income consists of the following (in thousands):

                                                             June 28,      June 29,        July 1,
                                                               1997          1996           1995
                                                            ----------    -----------    -----------

Dividend income                                             $   184        $   610        $ 1,919
Interest income                                               1,646          3,130          4,329
Proceeds from settlement of arbitration case                  1,815
Realized gains on sale of marketable securities                                                10
Realized losses on sale of marketable securities               (654)          (779)        (1,031)
Investment fees and other                                       (52)           (84)          (487)
                                                           -----------    -----------    -----------
     Total                                                  $ 2,939        $ 2,877        $ 4,740
                                                           ===========    ===========    ===========

The fiscal 1997 investment income amount includes proceeds from the settlement of an arbitration case related to the handling of certain marketable securities by an outside investment advisor. The settlement proceeds, net of related expenses and expected losses to sell certain securities, were $1.3 million.

NOTE 3 - Inventories

Inventories consist of the following components (in thousands):


                                            June 28,        June 29,
                                              1997            1996
                                           ------------    ------------

Raw materials                                $  5,865        $  5,330
Work in process                                 2,125           2,315
Finished goods                                 38,559          51,768
                                           ------------    ------------
     Total                                   $ 46,549        $ 59,413
                                           ============    ============

Included in cost of sales for fiscal 1996 is approximately $14.1 million pertaining to the write-up to fair value of finished goods related to the merger with AMRE and the acquisitions of SportRack and Giro.

NOTE 4 - Property, Plant And Equipment

Property, plant and equipment consists of the following (in thousands):

                                                           June 28,        June 29,         Estimated
                                                             1997            1996          useful life
                                                          -----------     -----------     -------------

Land, buildings and leasehold improvements                 $  9,703        $  9,523         3-38 years
Machinery, equipment and tooling                             21,239          21,215         3-10 years
Office equipment                                              9,408           7,478          3-7 years
Other                                                           475             570          3-7 years
                                                          -----------     -----------
                                                             40,825          38,786
Less: Accumulated depreciation and amortization             (17,087)        (14,064)
                                                          -----------     -----------
    Total                                                  $ 23,738        $ 24,722
                                                          ===========     ===========

NOTE 5 - Bank Credit Facilities And Long-Term Debt

In April 1997, upon the Sale of Service Cycle/Mongoose, the Company amended its $100.0 million multicurrency, secured revolving line of credit ("Revolving Credit") to reduce the line to $60.0 million ("Amended Credit Agreement"). The Amended Credit Agreement grants to the syndicated bank group a security interest in the U.S. accounts receivable and inventories for the term of the facility. The Amended Credit Agreement requires borrowings outstanding under the line of credit to be maintained below $15.0 million for a period of thirty consecutive days between July 1st and September 30th of each fiscal year.

Borrowings under the Amended Credit Agreement have been significantly reduced using the proceeds received from the Sale of Service Cycle/Mongoose. Further reductions have been made in the first quarter of fiscal 1998 from the collection of Service Cycle/Mongoose receivables. Subsequent to year end, in July 1997, the Company sold substantially all of the assets of SportRack for approximately $14.0 million. The proceeds were used to reduce the amount outstanding under the Amended Credit Agreement.

The Amended Credit Agreement expires in December 1999 and is classified as a long-term liability. Based on the provisions of the agreement, the Company could borrow a maximum of $54.1 million as of June 28, 1997, of which $34.5 million was unused.

The Amended Credit Agreement provides the Company with several interest rate options, including U.S. prime, LIBOR plus a margin, Canadian prime plus the applicable LIBOR margin less 0.50%, Canadian banker's acceptance plus the LIBOR margin plus 0.125%, and short-term fixed rates offered by the agent bank in the loan syndication. The LIBOR margin is currently 1.50% per annum, but it can range between 1.00% and 1.50% depending on the Company's interest coverage ratio. Under the Amended Credit Agreement, the Company is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.20% to 0.30% per annum. At June 28, 1997, the quarterly commitment fee was 0.30% per annum.

The Amended Credit Agreement contains certain financial covenants, the most restrictive of which are a minimum interest coverage ratio, a maximum funded debt ratio and a minimum adjusted net worth amount. It also contains covenants that prohibit the payment of cash dividends as well as restrict the amount that the Company can repurchase of its subordinated debt and common stock. At June 28, 1997, the Company was in compliance with all bank covenants.

On November 16, 1993, the Company issued an aggregate principal amount of $86.25 million of Convertible Subordinated Debentures (the "Debentures"), at par value. Interest on the Debentures is payable on May 15 and November 15 of each year. The Debentures are redeemable, in whole or in part, at the option of the Company at any time on or after November 15, 1996, at specified redemption prices. Principal is due at maturity on November 15, 2000. The Debentures are convertible by the holder at any time prior to maturity, unless previously redeemed, into shares of the Common Stock at a conversion price of $54.06 per share, subject to adjustment in certain events. For the fiscal years ended June 28, 1997, June 29, 1996 and July 1, 1995, interest expense relating to the Debentures totaled $4.1 million in each year. This amount includes $384,000 of amortization expense relating to debt issuance costs. Unamortized debt issuance costs relating to the Debentures total $1.3 million and $1.7 million at June 28, 1997 and June 29, 1996, respectively. Such costs are amortized on a straight-line basis over seven years.

The fair value of the Debentures at June 28, 1997, based on their quoted market price of $85 at the close of business on June 28, 1997, was approximately $73.3 million.

Long-term debt consists of the following (in thousands):

                                                                           June 28,        June 29,
                                                                             1997            1996
                                                                          ------------   ------------
Notes collateralized by certain equipment due at various dates through December 2000 and bearing interest at fixed rates
   ranging from 2.9% to 10.3%                                              $   1,841      $   2,304
Revolving credit agreement, maturing December 1999, bearing
   interest at 4.63%                                                          19,591         35,138
4 1/4% convertible subordinated debentures maturing
   November 2000                                                              86,250         86,250
                                                                          ------------   ------------
                                                                             107,682        123,692
Less: Current maturities                                                       1,228            773
                                                                          ------------   ------------
     Total long-term debt                                                  $ 106,454      $ 122,919
                                                                          ============   ============

Scheduled maturities, by fiscal year, of long-term debt are as follows (in thousands):


  1998                                         $   1,228
  1999                                               442
  2000                                            19,762
  2001                                            86,250

NOTE 6 - Stockholders' Equity

Stock Options

The Company may grant, under various employee stock option plans (the "Plans"), options to purchase up to 1,825,000 shares of Common Stock to officers and key employees. Under the various Plans, the exercise price of options granted may not be less than the fair market value of the Common Stock at the date of grant. The options must be exercised within ten years of the date of grant and typically vest equally over a three year period.

Under the 1993 Outside Directors Stock Option Plan (the "Directors' Plan"), stock options for up to 200,000 shares may be granted to directors who are not employees of the Company. Each non-employee director receives an option to purchase 2,000 shares of Common Stock on the date of the Company's annual meeting of stockholders at an exercise price equal to the fair market value of the Common Stock on the date of grant. The options must be exercised within ten years of the date of grant and vest equally over a three-year period. Each non-employee director also receives immediately exercisable options to purchase Common Stock, with an exercise price per share equal to 50% of the fair market value of the Common Stock at the date of grant, in lieu of a cash retainer fee. The number of shares subject to each option is determined by dividing $10,000 by 50% of the fair market value of the Common Stock on the date of grant.

In April 1997, the Company provided Brunswick Corporation a three year option to purchase 600,000 shares of the Company's Common Stock at an exercise price of $7.50 per share pursuant to the sale of the Service Cycle/Mongoose business. See
Note 9. The options are immediately exercisable and must be exercised within three years of the date of grant.

On August 27, 1996, the Management Stock Incentive Committee (the "Committee") of the Board of Directors (the "Board") adopted a program permitting employees eligible to participate in the Company's bonus program to elect to forego their fiscal 1997 operating bonus and return all outstanding stock options granted after April 1992 in exchange for replacement stock options. In general, employees eligible to participate in the Company's bonus program are eligible for 10% to 75% of their annual base salary if the Company meets or exceeds certain Board approved net operating income goals.

Senior management with long tenure agreed to cancel 40% of their existing stock options, excluding stock options granted prior to April 1992, to increase the number of stock options available for grant, thereby facilitating the broadening of participation in the stock option program and enabling the Company to create a voluntary program by which other employees participating in the Company's bonus program would be able to replace existing stock options in exchange for foregoing their fiscal 1997 operating bonus.

Under the replacement program, the number of shares of Common Stock subject to a replacement option to be granted to an eligible employee was determined by multiplying 80% of such employee's estimated fiscal 1997 operating bonus. Each replacement option had an exercise price per share of $7.06 per share, the average of the high and low transaction prices of a share of Common Stock as reported by The Nasdaq Stock Market, and will become exercisable in equal one-third increments over an eighteen month period with respect to options replacing cancelled options and over a three year period for replacement options granted in excess of their existing options. Options with respect to 966,242 shares with exercise prices ranging from $8.50 to $17.37 per share were exchanged under the replacement program.

The replacement program replaced certain stock options that were issued under a previous stock option replacement program implemented by the Committee in March 1995. Stock options with respect to 676,501 shares with exercise prices ranging from $23.25 to $38.37 per share were exchanged.

The following table summarizes option activity:

                                                         Number                   Weighted
                                                       of shares                  average
                                                   underlying options             exercise        Options
                                                                                    price       exercisable
                                                 --------------------
Options outstanding at July 3, 1994                         1,016,540               $24.44
Options granted                                               918,001               $14.26
Options exercised                                            (76,114)               $ 4.23
Options canceled                                            (676,501)               $27.93
Options terminated                                           (29,251)               $29.95
                                                 --------------------
Options outstanding at July 1, 1995                         1,152,675               $15.92           61,000
Options granted                                               909,688               $ 9.19
Options exercised                                            (70,607)               $ 1.31
Options canceled                                             (75,000)               $13.67
Options terminated                                           (70,167)               $18.28
                                                 --------------------
Options outstanding at June 29, 1996                        1,846,589               $13.33          549,660
Options granted                                             1,075,605               $ 7.21
Options exercised                                            (23,754)               $ 0.46
Options terminated                                          (566,677)               $13.10
                                                 --------------------
Options outstanding at June 28, 1997                        2,331,763               $ 8.19        1,130,635
                                                 ====================

Options Outstanding as at June 28, 1997:

                                                                               Weighted average
        Range of                  Number               Weighted average      remaining contractual
    exercise prices              of shares              exercise price           life (years)
-------------------------    ------------------     ----------------------- ------------------------
      $1.713 - $3.125                62,810                 $ 2.22                    8.5
      $ 6.25 - $ 7.88             1,940,750                 $ 7.25                    9.2
      $ 8.50 - $10.80               109,036                 $ 9.86                    6.6
      $12.94 - $15.12               166,167                 $13.81                    7.5
      $16.12 - $19.75                23,000                 $17.07                    6.9
      $28.25 - $42.37                30,000                 $37.66                    6.3
                             ------------------
                                  2,331,763
                             ==================

Options Exercisable at June 28, 1997:

        Range of                  Number               Weighted average
    exercise prices              of shares              exercise price
-------------------------    ------------------     -----------------------

      $1.713 - $3.125                62,810                 $ 2.22
      $ 6.25 - $ 7.88               856,844                 $ 7.25
      $ 8.50 - $10.80                65,706                 $ 9.86
      $12.94 - $15.12                98,277                 $13.94
      $16.12 - $19.75                16,998                 $17.34
      $28.25 - $42.37                30,000                 $37.66
                             ------------------
                                  1,130,635
                             ==================

The Company continues to apply APB 25 for stock-based compensation. As required, the Company has adopted the disclosure provisions of SFAS 123 for employee stock options. The fair value of options granted during fiscal years 1997 and 1996 was computed using the Black-Scholes option pricing model. The weighted-average assumptions used for stock option grants were an expected volatility of the market price of the Company's Common Stock of 46.4%; weighted-average expected life of the options of approximately 4.4 years, no dividend yield and risk-free interest rates ranging from 4.89% to 6.56%. The interest rates are effective for option grant dates made throughout the year. Adjustments for forfeitures are made as they occur. The total value of options granted for the years ended June 28, 1997 and June 29, 1996 was computed as approximately $1,405,000 and $75,000, respectively. If the Company had accounted for these stock options issued to employees in accordance with SFAS 123, the effect on net loss and loss per share for each fiscal year would have been as follows (in thousands, except per share data):

                                   June 28, 1997                       June 29, 1996
                            -----------------------------     --------------------------------

                              Net Loss            EPS            Net Loss           EPS
                            -------------    -------------     -------------    -------------
As Reported                    $(18,188)       $ (1.33)           $(12,375)       $ (0.90)
Pro Forma                      $(19,045)       $ (1.39)           $(12,421)       $ (0.90)

The pro forma effects of applying SFAS 123 may not be representative of the effects on reported net income and earnings per share for future years since options vest over several years an additional awards are made each year.

Rights Plan

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

Stock Repurchase Program

On August 24, 1995, the Company announced a stock repurchase program authorizing the repurchase of up to 10% of the outstanding shares of the Company's Common Stock from time to time in open market or private transactions. The timing of any repurchase and the price and number of shares repurchased will depend on market conditions and other factors. As of June 28, 1997, the Company had repurchased a total of 523,400 shares at an aggregate purchase price of approximately $5.5 million, of which 28,328 shares were utilized under a restricted stock award program. Shares repurchased may be retired or used for general corporate purposes.

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

Environmental Litigation
------------------------

In the ordinary course of its business, the Company is required to dispose of certain waste at off-site locations. During 1993, the Company became aware of an investigation by the Illinois Environmental Protection Agency (the "Illinois Agency") of a waste disposal site, owned by a third party, which was previously utilized by the Company. As a result of that investigation, the Illinois Agency informed the Company that certain of the Company's practices with respect to the identification, storage and disposal of hazardous waste and related reporting requirements may not have complied with the applicable law. On March 14, 1995, the State of Illinois (the "State") filed a complaint with the Illinois Pollution Control Board (the "Pollution Control Board") against the Company and the disposal site owner based on the same allegations. The complaint sought penalties not exceeding statutory maximums and such other relief as the Pollution Control Board determines appropriate. The disposal site owner filed a cross-claim against the Company that seeks to have penalties assessed against the Company and not against the disposal site owner. Any penalties as a result of the cross-claim would be payable to the State. The Illinois Pollution Control Board has approved a settlement between the State and the Company pursuant to which the Company paid $69,000 to the State and disposed of certain materials in a container at the waste disposal site at an authorized disposal facility. The cross-claim by the landfill owner is still pending, and the outcome of the cross-claim can not presently be determined.

Additionally, the Illinois Agency has been negotiating with the disposal site owner with respect to the procedures and actions necessary to close the disposal site. The extent and nature of any actions which may be taken against the Company with respect to this matter cannot presently be determined.

Shareholder Litigation
----------------------

In February 1995, an AMRE shareholder filed a lawsuit, on his own behalf, and a purported class action, against AMRE and its directors in the Chancery Court of the State of Delaware, alleging various breaches of fiduciary and common law duties and requesting both monetary and injunctive relief. The alleged basis for the claims was the action of AMRE and its directors in connection with the authorization and approval of the AMRE Merger, which was consummated on July 3, 1995. The case was dismissed in March 1997.

Leases
------

The Company leases certain equipment and facilities under various noncancellable capital and operating leases. The total expense under these operating leases amounted to approximately $4.0 million, $3.4 million and $1.9 million for the fiscal years ended 1997, 1996 and 1995, respectively.

At June 28, 1997, the future minimum annual rental commitments under all noncancellable leases were as follows (in thousands):

                                                   Operating          Capital
                                                     Leases            Leases
                                                  ------------     -------------

1998                                               $  3,780          $    240
1999                                                  3,771               240
2000                                                  3,387               240
2001                                                  2,999               240
2002                                                  2,036               204
Thereafter                                           13,816               884
                                                  ------------     -------------
     Total minimum lease commitments                $29,789             2,048
                                                  ============
Less:  Interest portion                                                   705
                                                                   -------------
Present value of capital lease obligations                              1,343
Less:  Current portion                                                    109
                                                                   -------------
     Total long-term capital lease obligations                         $1,234
                                                                   =============

NOTE 8 - Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximates fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair value of the Company's other financial instruments (in thousands):

                                 June 28, 1997            June 29, 1996
                              ---------------------  ------------------------

                               Carrying    Fair       Carrying        Fair
                                Amount     Value       Amount         Value

Marketable securities                                $    7,996    $    7,996
Long-term debt (Note 5)         $106,454   $94,745      122,919       102,561


The  estimated  fair  values  of  marketable   securities  and  the  convertible
debentures are based on quoted market prices. The estimated fair value of other long-term debt approximates its carrying value.

NOTE 9 - Acquisitions and Dispositions

On May 15, 1995, the Company purchased, for $3.3 million, substantially all of the assets of SportRack, a Canadian designer, manufacturer and marketer of automobile roof rack systems.

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

Unaudited pro forma financial information for fiscal 1995 is presented in the Consolidated Statements of Operations assuming the Company consummated the AMRE Merger at the beginning of the 1995 fiscal year. Pro forma adjustments have been made to adjust net investment income and interest expense for the effects of a required pre-payment of related party obligations, to increase amortization expense for goodwill and other intangibles, and to reflect pro forma tax effects.

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

Acquisitions were accounted for as purchase transactions from their respective effective dates. Accordingly, their results of operations have been included in the accompanying statements of operations from the effective dates of the acquisitions. The impact of these acquisitions, other than AMRE, were not significant.

On April 29, 1997, pursuant to a plan developed in the third quarter, the Company completed the sale of its Service Cycle/Mongoose inventory, trademarks and certain other assets to Brunswick Corporation. The sales price approximated $20.5 million. As part of the sales transaction, the Company provided Brunswick Corporation a three year option to purchase 600,000 shares of the Company's common stock at an exercise price of $7.50 per share. The Company retained and will collect customer accounts receivable related to the Service Cycle/Mongoose business, which were approximately $19.4 million at April 29, 1997. At June 28, 1997 the outstanding accounts receivable balance was approximately $5.9 million.

As a result of the Service Cycle/Mongoose disposal, the Company announced plans to reorganize its North American distribution network and operations to better utilize facilities.

Included in the third quarter of fiscal 1997 pre-tax income are $25.4 million of costs associated with the Sale of Service Cycle/Mongoose. The costs were comprised of the write-off of goodwill and intangibles, $14.8 million, disposal and exit costs, $5.4 million, and reorganization costs associated with the distribution network and operations, $5.2 million.

Subsequent to the Company's Fiscal year-end, on July 2, 1997, the Company completed the sale of substantially all of the assets of SportRack, which designs, manufactures and markets automobile roof rack systems, for approximately $14 million to an affiliate of Advanced Accessory System Canada, Inc. There was no material gain or loss associated with this transaction.

NOTE 10 - Restructuring Charges and Other One-Time Charges

Restructuring Charges - 1997
----------------------------

During the third quarter of fiscal 1997, the Company announced plans to significantly downsize the Scottsdale, Arizona corporate office by consolidating certain Scottsdale functions with the San Jose, California office. Included in the fiscal 1997 pre-tax income are $2.7 million of restructuring charges related to this plan. Also included in the fiscal 1997 pre-tax income are $1.5 million of restructuring charges related to the Program, as defined below, including facility closing costs, severance and other employee related costs.


The following table sets forth the details of activity during fiscal 1997 for restructuring charges and related accrued liabilities (in thousands):

                                     June 29, Restructuring    Cash     June 28,
                                      1996       charges     payments     1997
                                     -------  -------------  ---------  --------
Lease payments and other
   facility expenses                 $   942     $   983     $(1,065)    $   860
Severance and other employee
   related costs                       4,215       3,158      (4,456)      2,917
                                     -------     -------     -------     -------
     Total                           $ 5,157     $ 4,141     $(5,521)    $ 3,777
                                     =======     =======     =======     =======

On June 27, 1995, the Company's stockholders approved the issuance of Common Stock in connection with the Agreement and Plan of Merger dated February 15, 1995 among the Company, Bell Merger Co., a wholly owned subsidiary of the Company, and American Recreation Company Holdings, Inc. ("AMRE"). In contemplation of the merger, the Company formulated a program (the "Program") to consolidate and integrate the operations of Bell, SportRack and AMRE, as well as combine certain product lines. This Program called for the consolidation of certain sales and marketing, research and development, manufacturing, finance and management information systems functions.

Restructuring Charges - 1996
----------------------------

During fiscal 1996, the Company commenced significant organizational and office consolidations including closing the Cerritos, Providence, Commack and Calgary offices. Most U.S. sales, marketing and research and development operations were consolidated in San Jose, California and all corporate functions in

Scottsdale,   Arizona.   Substantially  all  of  the  Canadian  operations  were
consolidated into one facility in Granby, Quebec. These consolidations were finalized during the first half of fiscal 1997.

Included in fiscal 1996 pre-tax income is $5.9 million related to restructuring charges, including facility closing costs, severance and other employee related costs and costs to combine computer systems. The Company eliminated 35 positions in sales and marketing, research and development, finance and manufacturing. The other employee costs are due to various employees relocating to San Jose or Scottsdale. The costs to combine computer systems related to an implementation study and the write-off of redundant software costs.

The following table sets forth the details of activity during fiscal 1996 for restructuring charges and related accrued liabilities (in thousands):

                                          Acquisition
                                            accrual       Restruc-                     Non-
                               July 1,     recorded       turing         Cash          cash        June 29,
                                1995      to goodwill     charges       payments      charges        1996
                               --------  -------------  -----------   ------------   ---------    ---------
Lease payments and other
   facility expenses            $  769    $  1,951       $    528      $   (1,755)    $  (551)    $    942
Severance and other employee
   related costs                   453       7,965          2,328          (6,531)                   4,215
Computer systems                                            2,994          (2,994)
                               --------  -------------  -----------   ------------   ----------  -----------
     Total                      $1,222    $  9,916       $  5,850      $  (11,280)    $  (551)    $  5,157
                               ========  =============  ===========   ============   ==========  ===========

Restructuring Charges - 1995
----------------------------

Included in fiscal 1995 pre-tax income is $2.1 million related to restructuring charges, including facility closing costs, reductions in the carrying value of assets, severance and other employee related costs. The Company eliminated 25 positions, in sales and marketing, research and development, finance and manufacturing.

The following table sets forth the details of activity during fiscal 1995 for restructuring charges and related accrued liabilities (in thousands):

                                                      1995          Cash       Non-cash        July 1,
                                                     Accrual      Payments      Charges         1995
                                                    ----------  ------------ -------------   ---------
Lease payments and other facility expenses            $  769                                   $  769
Severance and other employee related costs               672        $(219)                        453
Asset write-downs                                        682                     $(682)
                                                    ----------  ------------ -------------   ---------
     Total                                            $2,123        $(219)       $(682)        $1,222
                                                    ==========  ============ =============   =========

Other One-Time Charges
----------------------

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

NOTE 11 - Income Taxes

Pre-tax (loss) income by jurisdiction for each fiscal year follows (in thousands):

                                   June 28,          June 29,           July 1,
                                     1997              1996              1995
                                   --------          --------          ---------

Domestic                           $(23,882)         $(22,395)         $ (3,963)
Foreign                               2,731             1,770            (1,372)
                                   --------          --------          --------
Total                              $(21,151)         $(20,625)         $ (5,335)
                                   ========          ========          ========

The (benefit) provision for income taxes for each fiscal year follows (in thousands):

                                                              June 28,       June 29,      July 1,
                                                                1997           1996         1995
                                                              --------       -------       -------
Current (benefit) expense:
   U.S. Federal                                                $  (757)      $(1,254)      $   100
   State and local                                                                             153
   Foreign                                                         601           482
                                                               -------       -------       -------
     Total current                                                (156)         (772)          253

Deferred tax (benefit) expense:
   U.S. Federal                                                 (2,200)       (6,402)       (1,933)
   State and local                                                (568)       (1,144)         (309)
   Foreign                                                         (59)                       (370)
                                                               -------       -------       -------
     Total deferred                                             (2,827)       (7,546)       (2,612)

Impact of stock option deduction credited to equity                 20            68           467
                                                               -------       -------       -------
     Total income tax benefit                                  $(2,963)      $(8,250)      $(1,892)
                                                               =======       =======       =======

The (benefit) provision for income taxes for each fiscal year differs from the U.S. statutory federal income tax rate for the following reasons:

                                               June 28,     June 29,    July 1,
                                                 1997         1996       1995
                                               -------      -------     -------

Statutory U.S. rate                              (34.0)%     (34.0)%     (34.0)%
Tax exempt investment income                      (0.1)       (0.2)      (11.5)
Nondeductible goodwill                            24.8         2.9         2.2
State income tax                                  (2.7)       (5.5)        1.8
Effective international tax rate                  (1.5)       (0.6)
Other items, net                                  (0.5)       (2.6)        6.0
                                                ------      ------      ------
Effective tax benefit rate                       (14.0)%     (40.0)%     (35.5)%
                                                ======      ======      ======

The majority of the nondeductible goodwill included in permanent differences under the effective tax rate calculation for the year ended June 28, 1997 is the write-off of goodwill due to the Sale of Service Cycle/Mongoose. See Note 9.

Deferred income tax assets and (liabilities) are comprised of the following (in thousands):


                                                           June 28,     June 29,
                                                             1997        1996
                                                           --------    --------

Net operating losses and other tax loss carryforwards      $ 14,142    $ 12,494
Inventory and accounts receivable reserves                    3,692       4,468
Accrued liabilities                                           6,066       4,545
Package design costs capitalized for tax purposes               780         746
Other                                                           915         578
                                                           --------    --------
    Gross deferred tax assets                                25,595      22,831

Depreciation                                                   (858)        (65)
Other                                                          (276)     (1,388)
                                                           --------    --------
    Gross deferred tax liability                             (1,134)     (1,453)

Deferred tax assets valuation allowance                      (1,970)     (1,305)
                                                           --------    --------
    Net deferred tax assets                                  22,491      20,073
    Less: current portion                                   (10,228)    (11,116)
                                                           --------    --------
    Long term deferred tax assets                          $ 12,263    $  8,957
                                                           ========    ========

Domestic net operating losses totaling approximately $34 million will be carried forward and begin to expire in 2007. Utilization of loss carryforwards in future years may be subject to limitations if substantial changes in the Company's ownership should occur.

General business tax credits were accounted for under the flow-through method and totaled approximately $630,000. The credits will be carried forward and will begin to expire in 2009 and minimum tax credits totaling approximately $500,000 will be carried forward with an indefinite life.

The deferred tax assets valuation allowance at June 28, 1997 and June 29, 1996 was required primarily for net operating loss carryforwards and accounting reserves that, in management's view, will not be realized in the foreseeable future.

The Company has not provided for U.S. federal income and foreign withholding taxes of certain non-U.S. subsidiaries' undistributed earnings as of June 28, 1997, because such earnings are intended to be reinvested indefinitely. If these earnings were distributed, the withholding tax would be due and foreign tax credits should become available under current law to reduce the resulting U.S. income tax liability.

NOTE 12 - Additional Cash Flow Statement Information

The Company's non-cash investing and financing activities and cash payments for interest and income taxes for each fiscal year are summarized below (in thousands):

                                                                      June 28,    June 29,     July 1,
                                                                        1997       1996         1995
                                                                     ---------- ----------- -----------
Additional paid in capital arising from tax benefits associated
   with the exercise of stock options                                 $     20   $     68    $     67
Issuance of stock and stock options for AMRE merger                                77,211
Purchase price adjustment to accrued liabilities and goodwill                                     200
Liabilities assumed in lieu of a cash payment in
   connection with the acquisition of SportRack                                                 1,382

Cash paid during the period for:
     Interest                                                         $  7,050   $  8,816    $  4,183
     Income taxes                                                          748        116       2,180

NOTE 13 - Foreign Operations And Export Sales

Information regarding geographic sales, net income and identifiable assets are as follows (in thousands):

                                                     United
                                                     States        Europe       Canada        Total
                                                   -----------    ---------    --------     ---------
Year ending June 28, 1997:
   Sales to unaffiliated customers                  $212,634      $21,419      $25,481      $259,534
   Net (loss) income                                 (20,778)       1,441        1,149       (18,188)
   Total assets                                      233,189        8,581       26,984       268,754

Year ending June 29, 1996:
   Sales to unaffiliated customers                  $222,613      $17,408      $22,319      $262,340
   Net (loss) income                                 (13,644)         688          581       (12,375)
   Total assets                                      262,568       10,956       25,111       298,635

Year ending July 1, 1995:
   Sales to unaffiliated customers                  $ 88,430      $14,325      $   235      $102,990
   Net loss                                           (3,347)          (5)         (91)       (3,443)
   Total assets                                      172,245        9,632        4,557       186,434

Included in the figures for the United States in the above table are sales and income in the Pacific Rim, and the assets of Bell Sports Australia, which are not significant enough to be broken-out in the periods depicted.

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

Quarterly financial data is as follows (in thousands, except per share data):


                                    1st        2nd         3rd         4th
                                  Quarter    Quarter     Quarter     Quarter
                                 ---------  ---------  ----------   ----------
Year ending June 28, 1997:
   Net sales                      $62,068    $56,623     $70,575      $70,268
   Gross profit                    17,508     16,006      20,713       22,209
   Net income (loss)                    3       (475)    (21,943)       4,227
   Net income (loss) per share       0.00      (0.03)      (1.59)        0.31

Year ending June 29, 1996:
   Net sales                      $57,675    $56,215     $67,442      $81,009
   Gross profit                    10,135      8,442      19,916       22,226
   Net (loss) income               (5,372)    (7,724)        713            8
   Net (loss) income per share      (0.38)     (0.56)       0.05         0.00

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Directors of the Registrant
---------------------------

The information contained under the headings "Nominees for Directors", "Members of Board of Directors Continuing in Office" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant
------------------------------------


Information with respect to executive officers of the Company as of September 1997, is set forth below:

Name                             Age      Positions and Offices
----                             ---      ---------------------
Terry G. Lee                     48       Chairman and Chief Executive Officer
Harry H. Manko                   70       Vice Chairman and Director
Mary J. George                   47       President and Chief Operating Officer
Howard A. Kosick                 43       President - U.S. Group
Robert Alan McCaughen            43       President - Canada
Linda K. Bounds                  42       Chief Financial Officer, Senior Vice President, Secretary and
                                          Treasurer
John A. Williams                 37       Vice President of Finance and Corporate Controller

Terry G. Lee, Director, Chairman and Chief Executive Officer. Mr Lee also served as President of the Company until the completion of the AMRE Merger. He joined Bell Helmets, Inc. (a predecessor of the Company, "Bell Helmets") as President and Chief Operating Officer and a Director in 1984, and became Chief Executive Officer in 1986. He was also a stockholder and consultant to Echelon Sports Corporation (a predecessor of the Company) prior to its acquisition by the Company in 1989. Prior to joining Bell Helmets, Mr. Lee spent 14 years with Wilson Sporting Goods, a subsidiary of Pepsico, Inc., where his last position was Senior Vice President - Sales and Distribution. Mr. Lee became Chief Executive Officer and Chairman of the Company in November 1989.

Harry H. Manko, Vice Chairman and Director. Mr. Manko has been a Director of the Company and the Vice Chairman of the Company since July 1995. Mr. Manko headed AMRE and its predecessors for 41 years. Mr. Manko become Chairman of the Board and a Director of AMRE in April 1993. From 1984 to 1993, Mr. Manko was President and Chief Executive Officer of American Recreation Group, L.P. ("ARG"), a predecessor of AMRE. Mr. Manko currently serves as the President of the Bicycle Products Supplier Association, previously named Bicycle Wholesale Distributor Association ("BWDA"). He formerly served as the Treasurer of BWDA and as President of the Bicycle Institute of America.

Mary J. George, President and Chief Operating Officer. Ms. George joined the Company in October 1994 as the Senior Vice President of Marketing and Strategic Planning, became President - Specialty Retail Division in July 1995, became President - North America in December 1995, and became President and Chief Operating Officer in April 1997. Prior to joining the Company, Ms. George served as President of Denar Corporation from January 1993 to August 1994 and as President of The WestPointe Group from January 1991 to December 1992. Ms. George was Chief Executive Officer of Kids William & Clarissa (formerly Avitar Marketing) from September 1990 to December 1990 and served as its President and Chief Operating Officer from January 1989 to September 1990.

Howard A. Kosick, President - U.S. Group. Mr. Kosick joined Bell in October 1989 as its Chief Financial Officer, Secretary, Treasurer and Senior Vice President, became Executive Vice President in 1992, and became U.S. Group President in April 1997. From 1981 until October 1989, he served in various financial management positions for Household Manufacturing, Inc. Mr. Kosick is a Certified Public Accountant.

Robert Alan McCaughen, President - Canada. Mr. McCaughen joined the Company in July 1995, in connection with the AMRE Merger as President of Denrich Sporting Goods. Mr. McCaughen became President - Canada in August 1995. Previously, Mr. McCaughen served as President of Denrich Sporting Goods Canada, LTD. ("Denrich") since August 1991, when AMRE acquired Denrich. Mr. McCaughen also served as President and was one of the founders of Denrich's predecessor company which commenced operations in 1989.

Linda K. Bounds, Chief Financial Officer, Senior Vice President, Secretary and Treasurer. Ms. Bounds joined the Company in February 1990, became a Vice President in 1993, and Chief Financial Officer, Executive Vice President, Secretary and Treasurer in April 1997. From 1984 to 1990, she served in various financial management positions for Celestial Seasonings, Inc. Ms. Bounds is a Certified Public Accountant.

John A. Williams, Vice President of Finance and Corporate Controller (Chief Accounting Officer). Mr. Williams joined the Company in December 1995 as
Director of Finance and became Vice President of Finance and Corporate Controller in April 1997. Prior to joining the Company, Mr. Williams served in various financial management positions at Microage Computer Corp. from October 1994 to December 1995, and as a Senior Audit Manager at Price Waterhouse LLP from 1990 to October 1994.

Item 11.   Executive Compensation

Except for the information relating to Item 13 hereof and except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Executive Officer Compensation" and "Election of Directors - Directors Meetings and Committees" in the Proxy Statement is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Security Ownership of Directors, Executives, Officers and Principal Stockholders" in the Proxy Statement is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

Except for the information relating to Item 11 hereof and except for information referred to in Item 402 (a)(8) of Regulation S-K, the information contained under the headings "Executive Officer Compensation", "Election of Directors - Directors Meetings and Committees" and "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

The consolidated financial statements, other financial data and consolidated financial schedules of the Company and its subsidiaries, listed below are included as part of this report:

Page No.
--------
   20     Consolidated balance sheets - June 28, 1997 and June 29, 1996

   21 Consolidated statements of operations - Years ended June 28, 1997, June 29, 1996, July 1, 1995 on a pro forma basis, and July 1, 1995.

   23     Consolidated  statements of cash flows - Years ended June 28, 1997,
           June 29, 1996 and July 1, 1995

   24     Notes to consolidated financial statements

   19     Report of independent accountants on consolidated financial statements

   49     Schedule II - Valuation and qualifying accounts

   S-1    Report of independent accountants on financial statement schedule

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)        Exhibits

              Except for the documents that are marked with an asterisk, each of the documents listed below has heretofore been filed (file number 0-19873) by the Company with the Securities and Exchange Commission (the "Commission") and each such document is incorporated herein by reference. The documents that are marked with an asterisk are filed herewith.

Number            Description
------            -----------

3(i) Restated Certificate of Incorporation of the Registrant, as amended by the Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant and as further amended on June 27, 1995 (Exhibit 4 (1) to the Registrant's Registration Statement on Form S-8, File No. 33-94296)

3 (ii) Bylaws of the Registrant (Exhibit 4 (2) to the Registrant's Registration Statement on Form S-8, File No. 33-94296)

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

10.1 Employment Agreement dated as of June 13, 1995 among Registrant, Bell Sports, Inc. and Terry G. Lee (Exhibit 10 (1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 1, 1995)

10.2 Severance Agreement dated as of January 3, 1995 among Registrant, Bell Sports, Inc. and Terry G. Lee (Exhibit 10 (2) to the Registrant's Quarterly Report on Form 10-Q, for the quarter ended December 31, 1994)

10.3* Phantom Stock Unit Agreement dated as of September 23, 1997 between Registrant and Terry G. Lee

10.4 Employment Agreement dated as of June 13, 1995 among Registrant, Bell Sports, Inc. and Howard A. Kosick (Exhibit 10
                  (1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 1, 1995)

10.5* Memorandum of Understanding dated September 25, 1997 between Registrant, Bell Sports, Inc. and Howard A. Kosick

10.6 Severance Agreement dated as of January 3, 1995 among Registrant, Bell Sports, Inc. and Howard A. Kosick (Exhibit 10
                  (4) to the Registrant's Quarterly Report on Form 10-Q, for the quarter ended December 31, 1994)

10.7* Phantom Stock Unit Agreement dated as of September 23, 1997 between Registrant and Howard A. Kosick

10.8 Employment Agreement dated as of June 13, 1995 among Registrant, American Recreation Company Holdings, Inc. and Harry H. Manko (Exhibit 10 (1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 1, 1995)

10.9* Employment Agreement dated as of August 29, 1997 among Registrant, American Recreation Company Holdings, Inc. and Mary J. George

10.10* Phantom Stock Unit Agreement dated as of September 23, 1997 between Registrant and Mary J. George

10.11 Employment Agreement dated as of April 25, 1997 among Registrant, Bell Sports, Inc. and Linda K. Bounds (Exhibit 10
                  (2) to the Registrant's Quarterly Report on Form 10-Q, for the quarter ended March 29, 1997)

10.12* Phantom Stock Unit Agreement dated as of September 23, 1997 between Registrant and Linda K. Bounds

10.13*            Severance   Agreement   dated   September   24,  1997  between
                  Registrant, Bell Sports, Inc. and Robert A. McCaughen

10.14*            Memorandum reference Employment Contract Outline for Robert A.
                  McCaughen dated April 10, 1997

10.15             Restated  and Amended 1991  Management  Stock  Incentive  Plan
                  (Exhibit 10 (24) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1992)

10.16 Restated and Amended 1992 Management Stock Incentive Plan (Exhibit 4 (3) to the Registrant's Registration Statement on Form S-8, File No. 33-94296)

10.17 American Recreation Company Holdings, Inc. Stock Option Plan (Exhibit 4 (3) to the Registrant's Registration Statement on Form S-8, File No. 33-94298)

10.18 Restated and Amended 1992 Outside Directors Stock Option Plan, (Exhibit 10 (25) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1992)

10.19 Restated and Amended 1993 Outside Directors Stock Option Plan, (Exhibit 10 (1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 28, 1996)

10.20 1996 Stock Option Plan (Exhibit 4 (c) to the Registrant's Registration Statement on Form S-8, File No. 333-4468)

10.21 U.S. $100,000,000 Multicurrency Credit Agreement dated as of February 15, 1996 Among Bell Sports Corp., the guarantors party thereto, the banks party thereto, and Harris Trust and Savings Bank as Agent (Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996)

10.22 First Amendment to Credit Agreement dated April 22, 1996 between Bell Sports Corp., the guarantors party thereto, the banks party thereto, and Harris Trust and Savings Bank as Agent (Exhibit 10 (14) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 29, 1996)

10.23 Second Amendment to the Credit Agreement dated August 9, 1996 between Bell Sports Corp., the guarantors party thereto, the banks party thereto, and Harris Trust and Savings Bank as Agent (Exhibit 10 (15) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 29, 1996)

10.24 Third Amendment to the Credit Agreement dated April 28, 1997 between Bell Sports Corp., the guarantors party thereto, the banks party thereto, and Harris Trust and Savings Bank as Agent (Exhibit 10 (5) to the Registrant's Current Report on Form 8-K dated April 29, 1997)

10.25             Form of Vehicle Lease Agreement between Bell Sports,  Inc. and
                  Mission   Leasing,   (Exhibit  10  (77)  to  the  Registrant's
                  Registration Statement on Form S-1, File No. 33-45868)

10.26             Form of Equipment  Lease Agreement  between Bell Sports,  Inc.
                  and Mission Leasing, (Exhibit 10 (78) to the Registrant's Registration Statement on Form S-1, File No. 33-45868)

10.27 Lease of Aircraft between Bell Sports, Inc. and Hayden Leasing, L.C. dated November 1, 1995, (Exhibit 10 (18) to the Registrant's Annual Report on Form 10-K dated June 29, 1996)

10.28 Post Merger Stockholders Agreement dated as of February 15, 1995 between the Registrant and CB Capital Investors, Inc., Harry H. Manko and Stephen A. Silverstein. (Exhibit 10 (2) to the Registrant's Current Report on Form 8-K dated February 15,
                  1995)

11*               Statement re: computation of per share earnings

21*               Subsidiaries of the Registrant

23*               Consent of Price Waterhouse

27*               Financial data schedule

-----------
* Filed herewith

Exhibits 10.1 through 10.20 listed are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities indicated on this 16th day of September, 1997.

      Name

/s/ Terry G. Lee                                  Chairman and Chief
------------------------------------------------- Executive Officer
Terry G. Lee                                      (principal executive officer)

/s/ Linda K. Bounds                               Chief Financial Officer,
------------------------------------------------- Secretary and Treasurer
Linda K. Bounds                                   (principal financial officer)

/s/ John A. Williams                              Vice President of Finance
------------------------------------------------- and Corporate Controller
John A. Williams                                  (principal accounting officer)

/s/ Harry H. Manko                                Vice Chairman and Director
-------------------------------------------------
Harry H. Manko

/s/ Phillip D. Matthews                           Director
-------------------------------------------------
Phillip D. Matthews

/s/ Arnold L. Chavkin                             Director
-------------------------------------------------
Arnold L. Chavkin

/s/ Michael R. Hannon                             Director
-------------------------------------------------
Michael R. Hannon

/s/ Kenneth K. Harkness                           Director
-------------------------------------------------
Kenneth K. Harkness

/s/ W. Leo Kiely, III                             Director
-------------------------------------------------
W. Leo Kiely, III

/s/ Frederick W. Winter                           Director
-------------------------------------------------
Frederick W. Winter

/s/ Christopher Wright                            Director
-------------------------------------------------
Christopher Wright

                                BELL SPORTS CORP

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       For each of the three fiscal years
                        in the period ended June 28, 1997
                                 (in thousands)


                                          Additions
                                    ----------------------

                         ---------- ----------  ---------- ---------- ----------
                         Balance at Charged to  Charged to            Balance at
                          beginning costs and     other                 end of
                          of period  expenses   accounts   Deductions   period
                         ---------- ----------  ---------- ---------- ----------
June 28, 1997:
Deferred tax asset
    valuation allowance    $ 1,305   $   655                            $ 1,970
Allowance for
    doubtful accounts      $ 3,448   $ 4,553                  $ 2,980   $ 5,021
Inventory valuation
    allowance              $ 6,599   $ 2,876                  $ 6,149   $ 3,326

June 29, 1996
Deferred tax asset
    valuation allowance    $ 2,001   $  (362)   $  (334)                $ 1,305
Allowance for
    doubtful accounts      $   647   $ 2,481    $ 1,996(a)    $ 1,676   $ 3,448
Inventory valuation
    allowance              $ 1,298   $ 3,602    $ 9,696(a)    $ 7,997   $ 6,599

July 1, 1995
Deferred tax asset
    valuation allowance    $ 3,348   $   (15)   $(1,332)                $ 2,001
Allowance for
    doubtful accounts      $   763   $   519                  $   635   $   647
Inventory valuation
    allowance              $   576   $ 4,183                  $ 3,461   $ 1,298


(a)  Acquisition accrual recorded to goodwill

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
and Stockholders of
Bell Sports Corp.

Our audits of the consolidated financial statements referred to in our report dated August 15, 1997 appearing on page 19 of the 1997 Annual Report to Stockholders of Bell Sports Corp. also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

Chicago, Illinois
August 15, 1997
                                      S-1