Form 10-Q
period 1997-09-27
BELL SPORTS CORP
filed 1997-11-06
CIK 884063

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended       September 27, 1997
                                      -------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

                                 (408) 574-3400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes _X_ No __ and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock, $.01 par value        October 21, 1997         13,847,558
----------------------------        ----------------         ----------
Class                               Date                     Number of shares

                                BELL SPORTS CORP.
                               INDEX TO FORM 10-Q

                                     PART I

                                                                           Page
                                                                          Number
                                                                          ------

Bell Sports Corp. and Subsidiaries Consolidated Balance Sheets
  as of September 27, 1997 and June 28, 1997                                3

Bell Sports Corp. and Subsidiaries Consolidated Statements of Operations
  for the three months ended September 27, 1997 and
  September 28, 1996                                                        4

Bell Sports Corp. and Subsidiaries Consolidated Condensed Statements of
Cash Flows for the three months ended September 27, 1997
  and September 28, 1996                                                    5

Notes to Consolidated Financial Statements                                6 - 10

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                          11 - 14

                                     PART II

Items 1 to 6                                                               15

Signatures                                                                 16

PART 1.  Financial Information
Item 1.  Financial Statements

                       BELL SPORTS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                            September 27,      June 28,
                                                                                                1997             1997
                                                                                            -------------   -------------
                                                                                             (unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                                                                 $  46,177        $  29,008
   Accounts receivable                                                                          41,910           75,915
   Inventories                                                                                  44,546           46,549
   Deferred taxes and other current assets                                                      15,088           16,048
                                                                                             ---------        ---------

         Total current assets                                                                  147,721          167,520

Property, plant and equipment                                                                   20,718           23,738
Goodwill                                                                                        55,688           56,471
Intangibles and other assets                                                                    18,326           21,025
                                                                                             ---------        ---------

         Total assets                                                                        $ 242,453        $ 268,754
                                                                                             =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                                          $   8,539        $  11,299
   Accrued compensation and employee benefits                                                    2,792            3,998
   Accrued expenses                                                                             16,972           20,209
   Notes payable and current maturities of long-term debt and capital lease obligations            862            1,337
                                                                                             ---------        ---------

         Total current liabilities                                                              29,165           36,843

Long-term debt                                                                                  86,842          106,454
Capital lease obligations and other liabilities                                                  6,241            6,492
                                                                                             ---------        ---------

         Total liabilities                                                                     122,248          149,789
                                                                                             ---------        ---------

Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.01 par value; authorized 1,000,000 shares, none issued
   Common stock; $.01 par value; authorized 25,000,000 shares; issued and outstanding:
     14,330,190 and 13,835,118 shares at September 27, 1997, respectively, and
     14,248,114 and 13,753,042 shares at June 28, 1997, respectively                               143              143
   Additional paid-in capital                                                                  143,167          142,486
   Cumulative foreign currency translation adjustments                                            (485)            (407)
   Accumulated deficit                                                                         (17,402)         (18,039)
                                                                                             ---------        ---------

                                                                                               125,423          124,183
   Treasury stock, at cost, 495,072 shares                                                      (5,218)          (5,218)
                                                                                             ---------        ---------

         Total stockholders' equity                                                            120,205          118,965
                                                                                             ---------        ---------

         Total liabilities and stockholders' equity                                          $ 242,453        $ 268,754
                                                                                             =========        =========

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                                                Three Months Ended
                                                       ------------------------------------

                                                        September 27,        September 28,
                                                            1997                 1996
                                                       --------------       ---------------
Net sales                                                 $ 43,632             $ 62,068
Cost of sales                                               30,155               44,560
                                                          --------             --------

Gross profit                                                13,477               17,508

Selling, general and administrative expenses                11,075               15,279
Amortization of goodwill and intangible assets                 636                  862
Restructuring charges                                                             1,358
Net investment income                                         (429)              (1,792)
Interest expense                                             1,167                1,796
                                                          --------             --------

Net income before income taxes                               1,028                    5
Provision for income taxes                                     391                    2
                                                          --------             --------

Net income                                                $    637             $      3
                                                          ========             ========


Net income per common share                               $   0.05             $   0.00
                                                          ========             ========

Weighted average number of common shares outstanding        14,075               13,754
                                                          ========             ========

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                          Three Months Ended
                                                                 ------------------------------------

                                                                  September 27,        September 28,
                                                                      1997                 1996
                                                                 ---------------      ---------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net cash provided by operating activities                         $ 24,171             $  8,933
                                                                    --------             --------


CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Capital expenditures                                                (1,041)              (2,170)
  Net sales of marketable securities                                                        3,162
  Proceeds from the sale of SportRack                                 13,427
                                                                    --------             --------

     Net cash provided by investing activities                        12,386                  992
                                                                    --------             --------


CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                        667
  Payments on notes payable, long-term debt and capital leases           (86)                (195)
  Net payments on line of credit agreement                           (19,971)              (7,921)
                                                                    --------             --------

     Net cash used in financing activities                           (19,390)              (8,116)
                                                                    --------             --------

Effect of exchange rate changes on cash                                    2                    2
                                                                    --------             --------

Net increase in cash and cash equivalents                             17,169                1,811

Cash and cash equivalents at beginning of period                      29,008               23,140
                                                                    --------             --------

Cash and cash equivalents at end of period                          $ 46,177             $ 24,951
                                                                    ========             ========

        See accompanying notes to these consolidated financial statements

                       BELL SPORTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Bell Sports Corp. and its wholly-owned subsidiaries (The "Company" or "Bell") design, manufacture, market and distribute bicycle accessories, bicycle helmets and automotive racing helmets.

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

Unaudited Information and Basis of Presentation
-----------------------------------------------

The consolidated balance sheet as of September 27, 1997 and statements of operations and condensed cash flows for all periods included in the accompanying financial statements have not been audited. In the opinion of management these financial statements include all normal and recurring adjustments necessary for a fair presentation of such financial information. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The financial information included herein has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The interim financial information and the notes thereto should be read in conjunction with the audited financial statements for the fiscal years ended June 28, 1997, June 29, 1996 and July 1, 1995 which are included in the Company's 1997 Annual Report to Stockholders.

Income Per Share Information
----------------------------

Income per common and common equivalent share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the periods, using the treasury stock method for stock options and warrants. Fully diluted net income per common share for all periods included in the accompanying financial statements has not been presented since an assumed conversion (using the if-converted method, which includes the adjustment of reported net income for interest charges on a net-of-tax basis) of the Company's convertible subordinated debentures (the "Debentures") bearing interest at 4-1/4% per annum would be anti-dilutive.

Investment Income
-----------------

The investment income reported for the first quarter of fiscal 1997 includes proceeds from the settlement of an arbitration case related to the handling of certain marketable securities by an outside investment advisor. The settlement proceeds, net of related expenses and expected losses to sell certain securities, were $1.3 million.

Accounts Receivable
-------------------

Accounts receivable at September 27, 1997 and June 28, 1997 are net of allowances for doubtful accounts of $4.4 million and $5.0 million, respectively.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment at September 27, 1997 and June 28, 1997 are net of accumulated depreciation of $17.9 million and $17.1 million, respectively.

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

The Company will adopt SFAS 128 in the second quarter of fiscal 1998 and SFAS 130 and SFAS 131 in fiscal 1999 and does not expect such adoptions to have a material effect on the consolidated financial statements and footnotes.

NOTE 2 - INVENTORIES

Inventories consist of the following components (in thousands):

                                             September 27,          June 28,
                                                 1997                 1997
                                            ---------------     ---------------

Raw materials                                   $ 4,815             $ 5,865
Work in process                                   2,616               2,125
Finished goods                                   37,115              38,559
                                                -------             -------

     Total                                      $44,546             $46,549
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

Environmental Litigation
------------------------

In the ordinary course of its business, the Company is required to dispose of certain waste at off-site locations. During 1993, the Company became aware of an investigation by the Illinois Environmental Protection Agency (the "Illinois Agency") of a waste disposal site, owned by a third party, which was previously utilized by the Company. As a result of that investigation, the Illinois Agency informed the Company that certain of the Company's practices with respect to the identification, storage and disposal of hazardous waste and related reporting requirements may not have complied with the applicable law. On March 14, 1995, the State of Illinois (the "State") filed a complaint with the Illinois Pollution Control Board (the "Pollution Control Board") against the Company and the disposal site owner based on the same allegations. The complaint sought penalties not exceeding statutory maximums and such other relief as the Pollution Control Board determines to be appropriate. The disposal site owner filed a cross-claim against the Company that seeks to have penalties assessed against the Company and not against the disposal site owner. Any penalties as a result of the cross-claim would be payable to the State. The Pollution Control Board approved a settlement between the State and the Company pursuant to which the Company paid

$69,000 to the State and disposed of certain materials in a container at the waste disposal site at an authorized disposal facility. The cross-claim by the landfill owner is still pending, and the outcome of the cross-claim cannot presently be determined.

Additionally, the Illinois Agency has been negotiating with the disposal site owner with respect to the procedures and actions necessary to close the disposal site. The extent and nature of any actions which may be taken against the Company with respect to this matter cannot presently be determined.

NOTE 4 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The Company has a total of approximately $88.9 million in notes payable, long-term debt and capital lease obligations outstanding at September 27, 1997. Of this amount, $86.25 million relates to the outstanding balance on the Company's 4-1/4% convertible subordinated debentures. Maturing November 15, 2000, the debentures are convertible at any time prior to maturity into common stock at a conversion price of $54.06 per share. Interest on the debentures is payable semi-annually. The debentures are redeemable at the Company's option at any time on or after November 15, 1996, at specified redemption prices.

In April 1997, the Company entered into a $60.0 million multicurrency secured revolving line of credit ("Credit Agreement"). The Credit Agreement grants to the syndicated bank group a security interest in the U.S. accounts receivable and inventories for the term of the facility. The Credit Agreement requires borrowings outstanding under the line of credit to be maintained below $15.0 million for a period of thirty consecutive days between July 1st and September 30th of each fiscal year.

Borrowings under the Credit Agreement were reduced approximately $20.0 million during the fiscal 1998 first quarter using the proceeds received from the sale of SportRack (see Note 6) and the collection of receivables, including those related to the Service Cycle/Mongoose business. At September 27, 1997, there were no outstanding borrowings under the Credit Agreement.

The Credit Agreement expires in December 1999 and is classified as a long-term liability. Based on the provisions of the Credit Agreement at September 27, 1997 the Company could borrow a maximum of $35.3.

The Credit Agreement provides the Company with several interest rate options, including U.S. prime, LIBOR plus a margin, Canadian prime plus the applicable LIBOR margin less 0.50%, Canadian banker's acceptance plus the LIBOR margin plus 0.125%, and short-term fixed rates offered by the agent bank in the loan syndication. The LIBOR margin is currently 1.50% per annum, but it can range between 1.00% and 1.50% depending on the Company's interest coverage ratio. Under the Credit Agreement, the Company is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.20% to 0.30% per annum. At September 27, 1997, the quarterly commitment fee was 0.30% per annum.

The Credit Agreement contains certain financial covenants, the most restrictive of which are a minimum interest coverage ratio, a maximum funded debt ratio and a minimum adjusted net worth amount. It also contains covenants that prohibit the payment of cash dividends as well as restrict the amount that the Company can repurchase of its subordinated debt and common stock. At September 27, 1997 and June 28, 1997, the Company was in compliance with all of the Credit Agreements covenants.

NOTE 5 - COMMON STOCK

The Company granted its executive officers, non-employee directors and certain other employees options to purchase shares of the Company's Common Stock. At September 27, 1997, options to purchase approximately 2.3 million shares of Common Stock were outstanding.

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


NOTE 6 - DISPOSITIONS

On July 2, 1997, the Company completed the sale of substantially all of the assets of SportRack, which designs, manufactures and markets automobile roof rack systems, for approximately $13.5 million to an affiliate of Advance Accessory System Canada, Inc. There was no material gain or loss associated with this transaction.

                                     Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION AND LIQUIDITY

The Company's current ratio increased to 5.1 to 1 at September 27, 1997 from 4.5 to 1 at June 28, 1997. Cash and cash equivalents increased $17.2 million to $46.2 million at September 27, 1997 from $29.0 million at June 28, 1997. The increase in cash and cash equivalents is primarily due to strong receivables collections and the proceeds received from the sale of the SportRack business in July 1997 (the "Sale of SportRack"). The increase was partially offset by the Company utilizing a portion of its cash position to reduce outstanding borrowings.

Accounts receivable at September 27, 1997 decreased $34.0 million to $41.9 million from $75.9 million at June 28, 1997. The decrease is attributable to strong collections and a normal seasonal net sales decrease from the fourth quarter of fiscal 1997 to the first quarter of fiscal 1998. Approximately $5.0 million in receivables were collected related to the Service Cycle/Mongoose business. Although the Service Cycle/Mongoose business was sold in April 1997, the Company retained the receivables related to the business unit. As of October 1997, a majority of the Service Cycle/Mongoose receivables had been collected. An additional $5.0 million decrease in receivables resulted from the Sale of SportRack.

Inventories decreased $2.0 million to $44.5 million in the fiscal 1998 first quarter compared to June 28, 1997. The decrease is attributed to the Sale of SportRack, which accounted for approximately $4.2 million in inventory at June 28, 1997. This decrease was partially offset by the normal business cycle build-up of inventory in the first half of the fiscal year to meet anticipated increased sales demands in the second half of the fiscal year.

In April 1997, the Company entered into a $60.0 million multicurrency, secured revolving line of credit ("Credit Agreement"). The Credit Agreement grants to the syndicated bank group a security interest in the U.S. accounts receivable and inventories for the term of the facility. The Credit Agreement requires borrowings outstanding under the line of credit to be maintained below $15.0 million for a period of thirty consecutive days between July 1st and September 30th of each fiscal year.

Borrowings under the Credit Agreement were reduced approximately $20.0 million during the fiscal 1998 first quarter using the proceeds received from the Sale of SportRack and the collection of receivables, including those related to the Service Cycle/Mongoose business. At September 27, 1997, there were no outstanding borrowings under the Credit Agreement.

The Credit Agreement expires in December 1999 and is classified as a long-term liability. Based on the provisions of the Credit Agreement, at September 27, 1997 the Company could borrow a maximum of $35.3 million.

The Credit Agreement provides the Company with several interest rate options, including U.S. prime, LIBOR plus a margin, Canadian prime plus the applicable LIBOR margin less 0.50%, Canadian banker's acceptance plus the LIBOR margin plus 0.125%, and short-term fixed rates offered by the agent bank in the loan syndication. The LIBOR margin is currently 1.50% per annum, but it can range between 1.00% and 1.50% depending on the Company's interest coverage ratio. Under the Credit Agreement, the Company is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.20% to 0.30% per annum. At September 27, 1997, the quarterly commitment fee was 0.30% per annum.

The Credit Agreement contains certain financial covenants, the most restrictive of which are a minimum interest coverage ratio, a maximum funded debt ratio and a minimum adjusted net worth amount. It also contains covenants that prohibit the payment of cash dividends as well as restrict the amount that the Company can repurchase of its subordinated debt and common stock. At September 27, 1997 and June 28, 1997, the Company was in compliance with all of the Credit Agreement covenants.

Capital expenditures were $1.0 million for the first quarter of fiscal 1998. The Company expects to spend approximately $5.0 million on capital expenditures in fiscal year 1998. The largest planned expenditures are for new product tooling.

The Company announced in September 1997 that it retained Montgomery Securities as its financial advisor to assist the Company in evaluating strategic alternatives designed to enhance stockholder value. Such alternatives may include, but will not be limited to, a merger, sale, joint venture or other business combination, repurchase of outstanding debt or equity securities, or continuing to pursue a corporate growth strategy. There can be no assurance that a transaction will occur as a result of this evaluation.

The Company believes its available cash flows from operations and the Credit Agreement should be adequate to satisfy its working capital requirements in fiscal 1998. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

Certain matters contained herein are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include, but are not limited to: seasonality, adverse outcome from litigation, competitive actions, loss of significant customers, timing of major customer shipments, adverse weather conditions, retail environment, economic conditions and currency fluctuations.

RESULTS OF OPERATIONS

The Company completed the sale of Service Cycle/Mongoose on April 28, 1997 (the "Sale of Service Cycle/Mongoose"), and the Sale of SportRack on July 2, 1997. Accordingly, to enhance the comparability of the current year and prior year amounts, certain prior year amounts (where noted below) have been adjusted to exclude the activity of the Service Cycle/Mongoose and SportRack businesses.

         Net Sales. Net sales decreased $18.5 million from $62.1 million in the fiscal 1997 first quarter -- primarily the result of the Sale of Service Cycle/Mongoose and the Sale of SportRack. Net sales decreased by 6.4% to $43.6 million during the three months ended September 27, 1997 as compared to $46.6 million for the same period of fiscal 1997 after adjusting for the Sale of Service Cycle/Mongoose and the Sale of SportRack. Sales to the specialty retail channel increased 9% from the prior year, but were offset by a 23% decrease in mass merchant accessory sales. This decrease was due to a mass merchant customer making an inventory adjustment to reduce stock from a five week to three week supply. The Company continues to pursue methods to assist major customers in managing their inventory levels.


The product line sales mix, excluding the sales of the Service Cycle/Mongoose and SportRack businesses, for the three-month periods are as follows:

                                      September 27,    September 28,
                                          1997             1996
                                     ---------------  ---------------

Product Line Sales Mix:
     Bicycle accessories                   56%              61%
     Bicycle helmets                       41%              37%
     Auto Racing helmets                    3%               2%

The Company anticipates net sales in fiscal 1998 will be lower than those achieved in fiscal 1997, due to the Sale of Service Cycle/Mongoose and the Sale of SportRack, which combined contributed $50.8 million to net sales during fiscal 1997.

Due to the mature nature of the U.S. market for bicycle related products, the Company expects overall modest sales growth in fiscal 1998.

         Gross Margin. Gross margins increased to 31% of net sales during the three-month period ended September 27, 1997 from 28% of net sales in the comparable prior year period. The increase is primarily due to the Sale of Service Cycle/Mongoose, which carried lower margins than the Company's other core businesses. Gross margins, when adjusted for the Sale of Service Cycle/Mongoose and the Sale of SportRack, were 31% of net sales in the fiscal 1997 first quarter. Bicycle accessories margins increased 200 basis points due to lower freight costs and an increase in direct sales to customers versus through distributors by the Canadian and Australian divisions. These increases were offset by a decrease in helmet margins caused by a mix shift of sales volumes to lower price point helmets. The Company anticipates gross margins will remain in the low 30% range for the foreseeable future.

         Selling, General and Administrative. Selling, general and administrative costs decreased to 25% of net sales in the first quarter of fiscal 1998, as compared to 27% in the first quarter of fiscal 1997, after adjusting for the Sale of Service Cycle/Mongoose and the Sale of SportRack. The improvement is a result of the Company's restructuring activities and management's concerted effort to reduce the Company's overall cost structure. Actual selling, general and administrative expenses for the fiscal 1997 first quarter were 25% of net sales or $15.3 million.

As a result of the seasonality of the Company's business, sales are generally higher in the second half of the fiscal year. Although some selling, general and administrative expenses are variable with sales, such as distribution expenses and commissions, most expenses are incurred evenly throughout the year. Accordingly, the Company expects selling, general and administrative expenses will decrease as a percent of net sales during the third and fourth quarters of fiscal 1998.

         Amortization of intangibles. Amortization of goodwill and intangible assets decreased 26% or $226,000 from the prior year, due to the Sale of Service Cycle/Mongoose and the Sale of SportRack. After adjusting for the Sale of Service Cycle/Mongoose and the Sale of SportRack, amortization remained consistent at $636,000 for both periods.

         Restructuring Charges. Restructuring charges of $1.4 million related to the fiscal 1996 organizational and office consolidation impacted the first quarter 1997 results. These consolidation activities were substantially completed during the second quarter of fiscal 1997 and yielded an estimated $5.0 million in annual cost savings.

         Net investment income and interest expense. Net investment income decreased to $429,000 in the first quarter of fiscal 1998, as compared to $1.8 million in the first quarter of fiscal 1997. The decrease is due to the settlement of an arbitration case related to the handling of certain marketable securities by an outside investment advisor. The settlement proceeds, net of related expenses and expected losses to sell certain securities, of $1.3 million are included in net investment income in the first quarter of fiscal 1997. Interest expense decreased 35% to $1.2 million in the first quarter of fiscal 1998, compared to $1.8 million in the comparable prior year period due to lower levels of debt outstanding during fiscal 1998.

         Income taxes. The effective tax rate was 38% for the first quarter of fiscal 1998, and 44% for the first quarter of fiscal 1997.

         Net income and weighted average shares. Net income for the fiscal 1998 first quarter was $637,000 (or $0.05 per share) compared to net income of $3,000 (or break-even per share) for the prior year first quarter. The weighted average number of shares outstanding for the fiscal three month period ended September 27, 1997 was 14.1 million compared to 13.8 million at September 28, 1996.

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

            (a)      Exhibit Index                                       Page 17

            (b)      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 6, 1997


                                        BELL SPORTS CORP.




/s/  Linda K. Bounds          Senior Vice President and Chief Financial Officer
------------------------              (Principal financial officer)
     Linda K. Bounds


/s/  John A. Williams         Vice President of Finance and Corporate Controller
------------------------              (Principal accounting officer)
     John A. Williams

                                BELL SPORTS CORP.
                                INDEX TO EXHIBITS


Exhibit
Number   Description
--------------------------------------------------------------------------------

10.1* Promissory Note between Bell Sports, Inc. and Mary George dated September 24, 1996

10.2* Collateral Pledge Agreement between Bell Sports, Inc. and Mary George dated September 24, 1996.

11*      Statement re: computation of per share earnings

27*      Financial Data Schedule

----------------------------------

* Filed herewith
                                       17