Form 10-Q
period 1997-12-27
BELL SPORTS CORP
filed 1998-01-27
CIK 884063

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarterly period ended        December 27, 1997
                                      ------------------------------

                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock, $.01 par value         January 15, 1997         13,855,205
----------------------------         ----------------         ----------
Class                                Date                     Number of shares

                                BELL SPORTS CORP.
                               INDEX TO FORM 10-Q

                                                 PART I


                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
Bell Sports Corp. and Subsidiaries Consolidated Balance Sheets
  as of December 27, 1997 and June 28, 1997                                                        3

Bell Sports Corp. and Subsidiaries Consolidated Statements of Operations
  for the six months and three months ended December 27, 1997 and
  December 28, 1996                                                                                4

Bell Sports Corp. and Subsidiaries Consolidated Condensed Statements of
Cash Flows for the six months ended December 27, 1997
  and December 28, 1996                                                                            5

Notes to Consolidated Financial Statements                                                       6 - 11

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                                 12 - 15



                                                 PART II

Items 1 to 6                                                                                      16

Signatures                                                                                        17

PART 1.  Financial Information
Item 1.  Financial Statements

                       BELL SPORTS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                            December 27,            June 28,
                                                                                                1997                 1997
                                                                                          -----------------    ----------------
                                                                                            (unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                                                                  $  36,992            $  29,008
   Accounts receivable                                                                           47,750               75,915
   Inventories                                                                                   49,143               46,549
   Deferred taxes and other current assets                                                       14,586               16,048
                                                                                          -----------------    ----------------
         Total current assets                                                                   148,471              167,520

Property, plant and equipment                                                                    20,426               23,738
Goodwill                                                                                         55,220               56,471
Intangibles and other assets                                                                     18,361               21,025
                                                                                          -----------------    ----------------
         Total assets                                                                          $242,478             $268,754
                                                                                          =================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                                          $    9,083            $  11,299
   Accrued compensation and employee benefits                                                     3,665                3,998
   Accrued expenses                                                                              15,101               20,209
   Notes payable and current maturities of long-term debt and capital lease obligations           1,932                1,337
                                                                                          -----------------    ----------------
         Total current liabilities                                                               29,781               36,843

Long-term debt                                                                                   86,734              106,454
Capital lease obligations and other liabilities                                                   5,527                6,492
                                                                                          -----------------   -----------------
         Total liabilities                                                                      122,042              149,789
                                                                                          -----------------    ----------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.01 par value; authorized 1,000,000 shares, none issued
   Common stock; $.01 par value; authorized 25,000,000 shares; issued and outstanding:
     14,347,521 and 13,852,449 shares at December 27, 1997, respectively, and
     14,248,114 and 13,753,042 shares at June 28, 1997, respectively                                143                  143
   Additional paid-in capital                                                                   143,366              142,486
   Cumulative foreign currency translation adjustments                                             (775)                (407)
   Accumulated deficit                                                                          (17,080)             (18,039)
                                                                                          -----------------    ----------------
                                                                                                125,654               124,183
   Treasury stock, at cost, 495,072 shares                                                       (5,218)              (5,218)
                                                                                          -----------------    ----------------
         Total stockholders' equity                                                             120,436              118,965
                                                                                          -----------------    ----------------
         Total liabilities and stockholders' equity                                            $242,478             $268,754
                                                                                          =================    ================

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                                               Six Months Ended                         Three Months Ended
                                                     ------------------------------------    --------------------------------------

                                                       December 27,       December 28,          December 27,         December 28,
                                                           1997              1996                   1997                 1996
                                                     ---------------   ------------------    -----------------    -----------------
Net sales                                                $ 86,222           $118,691              $42,590              $56,623
Cost of sales                                              59,459             85,177               29,304               40,617
                                                     ---------------   ------------------    -----------------    -----------------

Gross profit                                               26,763             33,514               13,286               16,006

Selling, general and administrative expenses               22,641             29,926               11,566               14,647
Disposal of product line adjustment                        (1,300)                                 (1,300)
Amortization of goodwill and intangible assets              1,202              1,729                  566                  867
Restructuring charges                                       1,228              1,466                1,228                  108
Net investment income                                        (905)            (2,292)                (476)                (500)
Interest expense                                             2350              3,526                1,183                1,730
                                                     ---------------   ------------------    -----------------    -----------------

Income (loss) before income taxes                           1,547               (841)                 519                 (846)
Provision (benefit) for income taxes                          588               (369)                 197                 (371)
                                                     ---------------   ------------------    -----------------    -----------------

Net income (loss)                                        $    959           $   (472)             $   322              $  (475)
                                                     ===============   ==================    =================    =================

Basic EPS                                                $   0.07           $  (0.03)             $  0.02              $ (0.03)
                                                     ===============   =================     =================    =================

Diluted EPS                                              $   0.07           $  (0.03)             $  0.02              $ (0.03)
                                                     ===============   ==================    =================    =================

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                           Six Months Ended
                                                                               -----------------------------------------

                                                                                    December 27,         December 28,
                                                                                      1997                   1996
                                                                               -------------------    ------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net cash provided by (used in) operating activities                                 $15,163             $  (7,353)
                                                                               -------------------    ------------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Capital expenditures                                                                 (2,206)               (4,479)
  Net sales of marketable securities                                                                          8,105
  Acquisition of other businesses                                                                              (519)
  Proceeds from the sale of SportRack                                                  13,427
                                                                               -------------------    ------------------

     Net cash provided by investing activities                                         11,221                 3,107
                                                                               -------------------    ------------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                                       1,001
  Payments on notes payable, long-term debt and capital leases                           (358)                 (784)
  Net payments on line of credit agreement                                            (18,633)               10,186
                                                                               -------------------    ------------------

     Net cash provided by (used in) financing activities                              (17,990)                9,402
                                                                               -------------------    ------------------

Effect of exchange rate changes on cash                                                  (410)                  128
                                                                               -------------------    ------------------

Net increase in cash and cash equivalents                                               7,984                 5,284

Cash and cash equivalents at beginning of period                                       29,008                23,140
                                                                               -------------------    ------------------

Cash and cash equivalents at end of period                                            $36,992               $28,424
                                                                               ===================    ==================

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

Unaudited Information and Basis of Presentation
-----------------------------------------------

The consolidated balance sheet as of December 27, 1997 and statements of operations and condensed cash flows for all periods included in the accompanying financial statements have not been audited. In the opinion of management these financial statements include all normal and recurring adjustments necessary for a fair presentation of such financial information. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

Accounts Receivable
-------------------

Accounts receivable at December 27, 1997 and June 28, 1997 are net of allowances for doubtful accounts of $2.4 million and $5.0 million, respectively.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment at December 27, 1997 and June 28, 1997 are net of accumulated depreciation of $19.3 million and $17.1 million, respectively.

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

The Company adopted SFAS 128 in the second quarter of fiscal 1998 and SFAS 130 and SFAS 131 in fiscal 1999 and does not expect such adoptions to have a material effect on the consolidated financial statements and footnotes.

NOTE 2 - INVENTORIES

Inventories consist of the following components (in thousands):


                                             December 27,          June 28,
                                                1997                 1997
                                           ---------------     ----------------

Raw materials                                  $  5,717              $  5,865
Work in process                                   2,396                 2,125
Finished goods                                   41,030                38,559
                                           ---------------     ----------------

     Total                                      $49,143               $46,549
                                           ===============     ================

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

NOTE 4 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The Company has a total of approximately $89.7 million in notes payable, long-term debt and capital lease obligations outstanding at December 27, 1997. Of this amount, $86.25 million relates to the outstanding balance on the Company's 4-1/4% convertible subordinated debentures. Maturing November 15, 2000, the debentures are convertible at any time prior to maturity into common stock at a conversion price of $54.06 per share. Interest on the debentures is payable semi-annually. The debentures are redeemable at the Company's option at any time on or after November 15, 1996, at specified redemption prices.

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

Borrowings under the Credit Agreement were reduced approximately $20.0 million during the fiscal 1998 first quarter using the proceeds received from the sale of SportRack (see Note 7) and the collection of receivables, including those related to the Service Cycle/Mongoose business. At December 27, 1997, there were no outstanding borrowings under the Credit Agreement.

The Credit Agreement expires in December 1999 and is classified as a long-term liability. Based on the provisions of the Credit Agreement at December 27, 1997 the Company could borrow a maximum of $36.8 million.

The Credit Agreement provides the Company with several interest rate options, including U.S. prime, LIBOR plus a margin, Canadian prime plus the applicable LIBOR margin less 0.50%, Canadian banker's acceptance plus the LIBOR margin plus 0.125%, and short-term fixed rates offered by the agent bank in the loan syndication. The LIBOR margin is currently 1.50% per annum, but it can range between 1.00% and 1.50% depending on the Company's interest coverage ratio. Under the Credit Agreement, the Company is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.20% to 0.30% per annum. At December 27, 1997, the quarterly commitment fee was 0.30% per annum.

The Credit Agreement contains certain financial covenants, the most restrictive of which are a minimum interest coverage ratio, a maximum funded debt ratio and a minimum adjusted net worth amount. It also contains covenants that prohibit the payment of cash dividends as well as restrict the amount that the Company can repurchase of its subordinated debt and common stock. At December 27, 1997 and June 28, 1997, the Company was in compliance with all of the Credit Agreement covenants.


NOTE 5 - COMMON STOCK

The Company granted its executive officers, non-employee directors and certain other employees options to purchase shares of the Company's Common Stock. At December 27, 1997, options to purchase approximately 2.3 million shares of Common Stock were outstanding.

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

NOTE 6 - EARNINGS PER SHARE

In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The new standard eliminates primary and fully dilutive earnings per share and requires presentation of basic and diluted earnings per share with disclosures of the methods used to compute the per share amounts.

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential effect of securities or contracts which are convertible to common shares such as options, warrants, and convertible debt and preferred stock. The adoption of this standard is not expected to have a material impact on earnings per share of the Company. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options rather than the higher of the average or ending stock price as used in the computation of fully diluted EPS.

The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations for the periods presented below (in thousands, except per share amounts):

                                                               Six Months Ended:
                                              December 27, 1997                 December 28, 1996
                                        ----------------------------    -------------------------------
                                        Income    Shares  Per Share     Income    Shares     Per Share
                                                            Amount                             Amount
                                        ------  --------  ----------    -------  --------    ----------
Basic income (loss) per share
     Net income (loss)                   $959    13,810       $0.07     $(472)    13,701       $(0.03)
                                                          ==========                         ==========
Effect of dilutive securities
     Stock options                                  331                               58

                                        ------  --------                -------  --------
Diluted net income (loss) per share
   Net income (loss) plus assumed
     exercises and conversions           $959    14,141       $0.07     $(472)    13,759       $(0.03)
                                        ======  ========  ==========    =======  ========    ==========


                                                             Three Months Ended:
                                              December 27, 1997                 December 28, 1996
                                        ----------------------------    -------------------------------
                                        Income   Shares   Per Share     Income    Shares     Per Share
                                                            Amount                             Amount
                                        ------  --------  ----------    -------  --------    ----------
Basic income (loss) per share
     Net income (loss)                   $322    13,851       $0.02     $(475)    13,701       $(0.03)
                                                          ==========                         ==========
Effect of dilutive securities
     Stock options                                  357                               64

                                        ------  --------                -------  --------
Diluted net income (loss) per share
   Net income (loss) plus assumed
     exercises and conversions           $322    14,208       $0.02     $(475)    13,765       $(0.03)
                                        ======  ========  ==========    =======  ========    ==========

The 4-1/4% convertible subordinated debentures are excluded from the above table since their effect would be antidilutive.

NOTE 7 - DISPOSITIONS

On July 2, 1997, the Company completed the sale of substantially all of the assets of SportRack, which designs, manufactures and markets automobile roof rack systems, for approximately $13.5 million to an affiliate of Advance Accessory System Canada, Inc. There was no material gain or loss associated with this transaction.


NOTE 8 - DISPOSAL OF PRODUCT LINE ADJUSTMENT

In April 1997, the Company disposed of the Service Cycle/Mongoose business but retained the related accounts receivables of approximately $19 million. At the date of the disposition, the Company recorded a reserve of $2.5 million for uncollectible receivables. The Company has collected a majority of the receivables and has determined a reserve of $1.2 million was more appropriate. Accordingly, the Company reversed $1.3 million from the uncollectible receivable reserves during its fiscal 1998 second quarter.


NOTE 9 - RESTRUCTURING CHARGES

In November 1997, the Company formed and approved a plan to restructure its European operations. In connection with this plan, the Company closed its Paris, France sales and marketing office in December, 1997 and consolidated these functions with its Roche La Moliere, France facility. The key management positions of Giro Ireland and EuroBell were also consolidated. Included in fiscal 1998 second quarter pre-tax income are $1.2 million of restructuring charges related to this plan, including facility closing costs and severance benefits.

                                     Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION AND LIQUIDITY

The Company's current ratio increased to 5.0 to 1 at December 27, 1997 from 4.5 to 1 at June 28, 1997. Cash and cash equivalents increased $8.0 million to $37.0 million at September 27, 1997 from $29.0 million at June 28, 1997. The increase in cash and cash equivalents is primarily due to strong receivables collections and the proceeds received from the sale of the SportRack business in July 1997 (the "Sale of SportRack"). The increase was partially offset by the Company utilizing a portion of its cash position to reduce outstanding borrowings.

Accounts receivable at December 27, 1997 decreased $28.2 million to $47.7 million from $75.9 million at June 28, 1997. The decrease is attributable to strong collections and a normal seasonal net sales decrease from the fourth quarter of fiscal 1997 to the first half of fiscal 1998. Approximately $6.0 million in receivables were collected related to the Service Cycle/Mongoose business. Although the Service Cycle/Mongoose business was sold in April 1997, the Company retained the receivables related to the business unit. An additional $5.0 million decrease in receivables resulted from the Sale of SportRack.

Inventories increased $2.6 million to $49.1 million at December 27, 1997 compared to $46.5 million at June 28, 1997. This increase is attributed to the normal business cycle build-up of inventory in the first half of the fiscal year to meet anticipated increased sales demands in the second half of the fiscal year. The increase was partially offset by the Sale of SportRack, which accounted for approximately $4.2 million in inventory at June 28, 1997.

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

Borrowings under the Credit Agreement were reduced approximately $20.0 million during the fiscal 1998 first quarter using the proceeds received from the Sale of SportRack and the collection of receivables, including those related to the Service Cycle/Mongoose business. At December 27, 1997, there were no outstanding borrowings under the Credit Agreement.

The Credit Agreement expires in December 1999 and is classified as a long-term liability. Based on the provisions of the Credit Agreement at December 27, 1997 the Company could borrow a maximum of $36.8 million.

The Credit Agreement provides the Company with several interest rate options, including U.S. prime, LIBOR plus a margin, Canadian prime plus the applicable LIBOR margin less 0.50%, Canadian banker's acceptance plus the LIBOR margin plus 0.125%, and short-term fixed rates offered by the agent bank in the loan syndication. The LIBOR margin is currently 1.50% per annum, but it can range between 1.00% and 1.50% depending on the Company's interest coverage ratio. Under the Credit Agreement, the Company is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.20% to 0.30% per annum. At December 27, 1997, the quarterly commitment fee was 0.30% per annum.

The Credit Agreement contains certain financial covenants, the most restrictive of which are a minimum interest coverage ratio, a maximum funded debt ratio and a minimum adjusted net worth amount. It also contains covenants that prohibit the payment of cash dividends as well as restrict the amount that the Company can repurchase of its subordinated debt and common stock. At December 27, 1997 and June 28, 1997, the Company was in compliance with all of the Credit Agreement covenants.

Capital expenditures were $2.2 million for the first half of fiscal 1998. The Company expects to spend approximately $5.0 million on capital expenditures in fiscal year 1998. The largest planned expenditures are for new product tooling.

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

         Net Sales. Net sales decreased $14.0 million to $42.6 million during the three months ended December 27, 1997 as compared to $56.6 million in the same period of fiscal 1997 -- primarily the result of the Sale of Service Cycle/Mongoose and the Sale of SportRack. Net sales for the second quarter of fiscal 1998 increased by 9.8% when compared to net sales of $38.8 million for the same period of fiscal 1997 after adjusting for the Sale of Service Cycle/Mongoose and the Sale of SportRack. Sales to mass merchants and to the specialty retail channel for the quarter increased 14% and 6%, respectively, strengthened by a 32% rise in overall sales to the international sector. On a year-to-date basis net sales decreased 27% to $86.2 million from $118.7 million in the previous year. After adjusting for the Sale of Service Cycle/Mongoose and the Sale of SportRack, net sales year-to-date have increased 1% from the prior year. Year-to-date sales to the specialty retail channel increased 7% from the prior year, but were offset by a 5% decrease in mass merchant sales. This decrease was caused by an inventory adjustment made by a mass merchant customer in the first quarter of fiscal 1998 to reduce stock from a five week to three week supply.


The product line sales mix, excluding the sales of the Service Cycle/Mongoose and SportRack businesses, for the six month and three month periods are as follows:

                                              Six months ended                Three months ended
                                 -----------------------------------  ---------------------------------

                                   December 27,       December 28,      December 27,     December 28,
                                       1997              1996               1997            1996
                                 ----------------   ----------------  ---------------  ----------------

Product Line Sales Mix:
     Bicycle accessories                 54%                 56%              50%                50%
     Bicycle helmets                     44%                 42%              47%                47%
     Auto Racing helmets                  2%                  2%               3%                 3%

The Company anticipates lower net sales in fiscal 1998 than those achieved in fiscal 1997, due to the Sale of Service Cycle/Mongoose and the Sale of SportRack, which combined contributed $50.8 million to net sales during fiscal 1997.

Due to the mature nature of the U.S. market for bicycle related products, the Company expects overall modest sales growth in fiscal 1998.

         Gross Margin. Gross margins were 31% of net sales in the second quarter and in the first half of fiscal 1998, in comparison to 28% for the same periods in the prior year. The increase is primarily due to the Sale of Service Cycle/Mongoose, which carried lower margins than the Company's other core businesses. Gross margins, when adjusted for the Sale of Service Cycle/Mongoose and the Sale of SportRack, were 31% of net sales in the second quarter and first half of fiscal 1997. Year-to-date, gross margins for bicycle accessories increased 100 basis points due to lower freight and product costs. These increases were offset by a decrease in helmet margins caused by a mix shift of sales volumes to lower price point helmets. The Company anticipates gross margins will remain in the low 30% range for the foreseeable future.

         Selling, General and Administrative. Selling, general and administrative costs decreased to 27% of net sales in the second quarter of fiscal 1998, as compared to 30% in the second quarter of fiscal 1997, after adjusting for the Sale of Service Cycle/Mongoose and the Sale of SportRack. The year-to-date adjusted selling, general and administrative costs were 26% for fiscal 1998, as compared to 28% for the prior year. The improvement is a result of the Company's restructuring activities and management's concerted effort to reduce the Company's overall cost structure. Actual selling, general and administrative expenses were 26% of net sales, or $14.6 million, for the second quarter of fiscal 1997, and 25% of net sales, or $29.9 million, for the first half of fiscal 1997.

As a result of the seasonality of the Company's business, sales are generally higher in the second half of the fiscal year. Although some selling, general and administrative expenses are variable with sales, such as distribution expenses and commissions, most expenses are incurred evenly throughout the year. Accordingly, the Company expects that selling, general and administrative expenses will decrease as a percent of net sales during the third and fourth quarters of fiscal 1998.

         Amortization of intangibles. Amortization of goodwill and intangible assets decreased to $566,000 in the second quarter and $1.2 million year-to-date during fiscal 1998 compared to $867,000 in the second quarter and $1.7 million year-to-date during fiscal 1997. The decrease is a result of the Sale of Service Cycle/Mongoose and the Sale of SportRack.

         Restructuring Charges. Restructuring charges of $1.2 million related to the European operations impacted the second quarter fiscal 1998 results. The Company closed its Paris, France sales and marketing office in December, 1997 and consolidated these functions with its Roche La Moliere, France facility. The key management positions of Giro Ireland and EuroBell were also consolidated.

Restructuring charges of $1.5 million related to the fiscal 1996 organizational and office consolidations impacted the results for the first half of fiscal 1997. These consolidation activities were substantially completed during the second quarter of fiscal 1997 and yielded an estimated $5.0 million in annual cost savings.

         Disposal  of  Product  Line  Adjustment.  In April  1997,  the  Company
disposed  of the  Service  Cycle/Mongoose  business  but  retained  the  related accounts receivables of approximately $19 million. At the date of the disposition, the Company recorded a reserve of $2.5 million for uncollectible receivables. The Company has collected a majority of the receivables and has determined a reserve of $1.2 million was more appropriate. Accordingly, the Company reversed $1.3 million from the uncollectible receivable reserves during its fiscal 1998 second quarter.

         Net investment income and interest expense. Net investment income of $476,000 for the second quarter of fiscal 1998 was relatively stable in comparison to the $500,000 of net investment income earned during the second quarter of fiscal 1997. Year-to-date, however, the net investment income has decreased to $905,000 in the first half of fiscal 1998, as compared to $2.3 million in the first half of fiscal 1997. The decrease is due to the settlement of an arbitration case related to the handling of certain marketable securities by an outside investment advisor. The settlement proceeds, net of related expenses and expected losses to sell certain securities, of $1.3 million are included in net investment income in the first quarter of fiscal 1997. Interest expense decreased over 30% to $1.2 million for the second quarter and $2.3 million for the first half of fiscal 1998, compared to $1.7 million and $3.5 million for the comparable prior year periods, due to lower levels of debt outstanding during fiscal 1998.

         Income taxes. The effective tax rate was 38% for the second quarter and first half of fiscal 1998, and 44% for the second quarter and first half of fiscal 1997.

         Net income and weighted average shares. Net income for the fiscal 1998 second quarter was $322,000 (or $0.02 per share) compared to net loss of $475,000 (or $0.03 per share) for the prior year second quarter. For the six month period ended December 27, 1997, net income was $959,000 (or $0.07 per share) compared to net loss of $472,000 (or $0.03 per share) for the same period of the prior year.

The weighted average number of shares outstanding for the three month and six month periods ended December 27, 1997 and December 28, 1996 were 13.8 million and 13.7 million, respectively.

                                BELL SPORTS CORP.

                                     PART II




Item 1                     Legal Proceedings
                           None

Item 2                     Changes in Securities
                           None

Item 3                     Defaults Upon Senior Securities
                           None

Item 4                     Submission of Matters to a Vote of Security Holders
                           (a) The 1997 Annual Meeting of Stockholders of Bell Sports Corp. was held November 19, 1997
                           (b)     Not required
                           (c) The following matters were voted upon and approved at the meeting:
                                   (i) The re-election of Class III Directors to serve until the 2000 Annual Meeting; nominees were Arnold L. Chavkin, Phillip
                                        D. Matthews and Christopher Wright
                                   (ii) The  appointment of Price  Waterhouse as
                                        the independent public accountants for the Company for its fiscal year ending June 27, 1998

                           Summary of proxies voted:

                                                                                              Broker
                                                                                              ------
                                   Proposal                For        Against     Withheld    Non-votes
                                   --------             ----------    -------     --------    ---------
                             (i)   Chavkin              11,297,709       ---      184,396           ---
                             (i)   Matthews             11,295,731       ---      186,374           ---
                             (i)   Wright               11,296,387       ---      185,718           ---
                             (ii)  Accountants          11,397,968    66,457       17,600            80


                           Total shares voted           11,482,106
                           Total shares unvoted          2,405,057

Item 5                     Other Information
                           None

Item 6                     Exhibits and Reports on Form 8-K

                           (a)      Exhibit Index                       Page  18

                           (b)      None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    January 22, 1998


                                              BELL SPORTS CORP.




/s/  Linda K. Bounds          Senior Vice President and Chief Financial Officer
-------------------------              (Principal financial officer)
      Linda K. Bounds


/s/  John A. Williams         Vice President of Finance and Corporate Controller
-------------------------              (Principal accounting officer)
      John A. Williams

                                BELL SPORTS CORP.
                                INDEX TO EXHIBITS

Exhibit
Number           Description
---------------------------------------------------------------------------------------------------------
10.1*            Amendment to Severance Agreement dated December 8, 1997 between the Registrant,
                 Bell Sports, Inc. and Terry G. Lee

10.2*            Noncompetition Agreement dated December 8, 1997 between the Registrant, Bell
                 Sports, Inc. and Terry G. Lee

10.3*            Amendment to Severance Agreement dated December 8, 1997 between the Registrant,
                 Bell Sports, Inc. and Howard A. Kosick

10.4*            Memorandum of Understanding dated December 10, 1997 between Registrant, Bell
                 Sports, Inc. and Howard A. Kosick

10.5*            Amendment to Severance Agreement dated December 8, 1997 between the Registrant,
                 Bell Sports, Inc. and Robert Alan McCaughen

10.6*            Memorandum reference Employment Outline for Bill Bracy dated November 26, 1997

10.7*            Severance Agreement dated December 1, 1997 between the Registrant, Bell Sports,
                 Inc. and Bill Bracy

11*              Statement re: computation of per share earnings

27*              Financial Data Schedule

----------------------------------

* Filed herewith
                                       18