Form 10-Q
period 1998-03-28
BELL SPORTS CORP
filed 1998-05-12
CIK 884063

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended       March 28, 1998
                                      ---------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock, $.01 par value        April 27, 1998        13,893,328
----------------------------        --------------        ----------------
Class                               Date                  Number of shares

                                BELL SPORTS CORP.
                               INDEX TO FORM 10-Q

                                     PART I

                                                                                 Page
                                                                                Number
                                                                                ------
Bell Sports Corp. and Subsidiaries Consolidated Balance Sheets
  as of March 28, 1998 and June 28, 1997                                          3

Bell Sports Corp. and Subsidiaries Consolidated Statements of Operations
  for the nine months and three months ended March 28, 1998 and
  March 29, 1997                                                                  4

Bell Sports Corp. and Subsidiaries Consolidated Condensed Statements of
  Cash Flows for the nine months ended March 28, 1998
  and March 29, 1997                                                              5

Notes to Consolidated Financial Statements                                      6 - 12

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                13 - 16

                                     PART II

Items 1 to 6                                                                     17

Signatures                                                                       18

PART 1.  Financial Information
Item 1.  Financial Statements

                       BELL SPORTS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                          March 28,     June 28,
                                                                                            1998         1997
                                                                                          ---------    ---------
                                                                                         (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                              $  25,265    $  29,008
   Accounts receivable                                                                       65,318       75,915
   Inventories                                                                               52,601       46,549
   Deferred taxes and other current assets                                                   11,228       16,048
                                                                                          ---------    ---------

         Total current assets                                                               154,412      167,520

Property, plant and equipment                                                                20,225       23,738
Goodwill                                                                                     54,760       56,471
Intangibles and other assets                                                                 17,933       21,025
                                                                                          ---------    ---------

         Total assets                                                                     $ 247,330    $ 268,754
                                                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

 Current liabilities:
   Accounts payable                                                                       $  10,289    $  11,299
   Accrued compensation and employee benefits                                                 3,847        3,998
   Accrued expenses                                                                          15,932       20,209
   Notes payable and current maturities of long-term debt and capital lease obligations       1,816        1,337
                                                                                          ---------    ---------
         Total current liabilities                                                           31,884       36,843

Long-term debt                                                                               86,578      106,454
Capital lease obligations and other liabilities                                               5,275        6,492
                                                                                          ---------    ---------

         Total liabilities                                                                  123,737      149,789
                                                                                          ---------    ---------
Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.01 par value; authorized 1,000,000 shares, none issued
   Common stock; $.01 par value; authorized 25,000,000 shares; issued and outstanding:
     14,377,254 and 13,882,182 shares at March 28, 1998, respectively, and
     14,248,114 and 13,753,042 shares at June 28, 1997, respectively
                                                                                                144          143
   Additional paid-in capital                                                               143,604      142,486
   Cumulative foreign currency translation adjustments                                       (1,028)        (407)
   Accumulated deficit                                                                      (13,909)     (18,039)
                                                                                          ---------    ---------
                                                                                            128,811      124,183
   Treasury stock, at cost, 495,072 shares                                                   (5,218)      (5,218)
                                                                                          ---------    ---------

         Total stockholders' equity                                                         123,593      118,965
                                                                                          ---------    ---------

         Total liabilities and stockholders' equity                                       $ 247,330    $ 268,754
                                                                                          =========    =========

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                                    Nine Months Ended        Three Months Ended
                                                 ----------------------    ----------------------

                                                 March 28,    March 29,    March 28,    March 29,
                                                   1998         1997         1998         1997
                                                 ---------    ---------    ---------    ---------

Net sales                                        $ 138,554    $ 189,267    $  52,332    $  70,575
Cost of sales                                       93,591      135,037       34,132       49,862
                                                 ---------    ---------    ---------    ---------

Gross profit                                        44,963       54,230       18,200       20,713

Selling, general and administrative expenses        34,499       45,342       11,858       15,417
(Recovery) Loss on disposal of product line         (1,300)      25,360                    25,360
Amortization of goodwill and intangible assets       1,735        2,592          533          864
Restructuring charges                                1,228        4,142                     2,675
Net investment income                               (1,381)      (2,610)        (476)        (323)
Interest expense                                     3,539        5,467        1,189        1,943
                                                 ---------    ---------    ---------    ---------

Income (loss) before income taxes                    6,643      (26,063)       5,096      (25,223)
Provision (benefit) for income taxes                 2,524       (3,649)       1,936       (3,280)
                                                 ---------    ---------    ---------    ---------

Net income (loss)                                $   4,119    $ (22,414)   $   3,160    $ (21,943)
                                                 =========    =========    =========    =========

Basic EPS                                        $    0.30    $   (1.63)   $    0.23    $   (1.60)
                                                 =========    =========    =========    =========

Diluted EPS                                      $    0.29    $   (1.63)   $    0.22    $   (1.59)
                                                 =========    =========    =========    =========

Weighted average shares outstanding:

Basic                                               13,827       13,713       13,861       13,736
Diluted                                             14,176       13,764       14,245       13,774

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                   Nine Months Ended
                                                                 ----------------------

                                                                 March 28,    March 29,
                                                                   1998         1997
                                                                 ---------    ---------

CASH FLOWS PROVIDED BY (USED IN) OPERATING
ACTIVITIES:
  Net cash provided by (used in) operating activities            $   5,070    $ (26,568)
                                                                 ---------    ---------


CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Capital expenditures                                              (3,610)      (5,768)
  Net sales of marketable securities                                              8,105
  Acquisition of other businesses                                                  (519)
  Proceeds from the sale of SportRack                               13,427
                                                                 ---------    ---------

     Net cash provided by investing activities                       9,817        1,818
                                                                 ---------    ---------


CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                             1,119
  Payments on notes payable, long-term debt and capital leases        (495)         831
  Net (repayments)/borrowings on line of credit agreement          (18,708)      27,603
                                                                 ---------    ---------

     Net cash provided by (used in) financing activities           (18,084)      28,434
                                                                 ---------    ---------

Effect of exchange rate changes on cash                               (546)         (69)
                                                                 ---------    ---------

Net increase (decrease) in cash and cash equivalents                (3,743)       3,615

Cash and cash equivalents at beginning of period                    29,008       23,140
                                                                 ---------    ---------

Cash and cash equivalents at end of period                       $  25,265    $  26,755
                                                                 =========    =========

       See accompanying notes to these consolidated financial statements

                       BELL SPORTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Bell Sports Corp. and its wholly-owned subsidiaries (the "Company" or "Bell") design, manufacture, market and distribute bicycle accessories, bicycle helmets, automotive racing helmets, and snowboard and ski helmets.

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

Unaudited Information and Basis of Presentation
-----------------------------------------------

The consolidated balance sheet as of March 28, 1998 and consolidated statements of operations and condensed cash flows for all periods included in the accompanying financial statements have not been audited. In the opinion of management these financial statements include all normal and recurring adjustments necessary for a fair presentation of such financial information. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

Investment Income
-----------------

Investment income reported for the first quarter of fiscal 1997 included proceeds from the settlement of an arbitration case related to the handling of certain marketable securities by an outside investment advisor. The settlement proceeds, net of related expenses and losses to sell certain securities, were $1.3 million.

Accounts Receivable
-------------------

Accounts receivable at March 28, 1998 and June 28, 1997 are net of allowances for doubtful accounts of $2.3 million and $5.0 million, respectively.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment at March 28, 1998 and June 28, 1997 are net of accumulated depreciation of $20.5 million and $17.1 million, respectively.

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

Recent Accounting Pronouncements
--------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 139"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements and is required to be adopted for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was issued. SFAS 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is required to be adopted for fiscal years beginning after December 15, 1997.

The Company will adopt SFAS 130 and SFAS 131 in fiscal 1999.


NOTE 2 - INVENTORIES

Inventories consist of the following components (in thousands):

                                       March 28,   June  28,
                                          1998        1997
                                       ---------   ---------

Raw materials                          $   5,151   $   5,865
Work in process                            2,614       2,125
Finished goods                            44,836      38,559
                                       ---------   ---------

     Total                             $  52,601   $  46,549
                                       =========   =========

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

The Company sold its motorcycle helmet manufacturing business in June 1991 in a transaction in which the purchaser assumed all responsibility for product liability claims arising out of helmets manufactured prior to the date of disposition and the Company agreed to use its in-house defense team to defend such claims at the purchaser's expense. If the purchaser is for any reason unable to pay any potential judgment, settlement amount or defense costs arising out of any such claim, the Company could be held responsible for the payment of such amounts or costs. The Company believes that the purchaser does not currently have the financial resources to pay any significant judgment, settlement amount, or defense costs arising out of any such claim.

The cost of product liability insurance fluctuated greatly in past years and the Company opted to self-insure claims for certain periods. The Company has been covered by product liability insurance since July 1, 1991. This insurance is subject to a self-insured retention. There is no assurance that insurance coverage will be available or economical in the future.

In March 1998, the Company secured a ten year policy for insurance coverage for motorcycle helmets manufactured or licensed prior to June 1991. The policy covers up to a maximum of $25 million per occurrence and $25 million in the aggregate in excess of the Company's self-insured retention of $1 million per occurrence in excess of all previous payments made on existing claims, $2 million aggregate for known claims or $4 million aggregate for incurred but not reported claims and new occurrences. The policy covers all known claims, except the judgments described below, and any incurred but not reported claims and new occurrences.

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

On February 20, 1998 a Wilkes-Barre, Pennsylvania jury returned a verdict against the Company relating to injuries sustained in a 1993 motorcycling accident. The judgment totaled $6.8 million, excluding any interest, fees or costs which may be assessed.

The Company intends to file post-trial motions to set aside the jury's verdict and to appeal any judgment against the Company that might be entered in the action. Because the ultimate outcome of the matter, and amounts, if any, that the Company might be required to pay cannot be determined, no reserves have been established.

Shareholder Litigation
----------------------

In February 1998, a purported stockholder of the Company filed a lawsuit, on his own behalf and on behalf of a purported class of all Company stockholders, against the Company, HB Acquisition Corporation, Chase Capital Partners, CB Capital Investors and the Company's directors in the Chancery Court of the State of Delaware. The complaint alleges, among other things, that the proposed merger is unfair to the Company's public stockholders and that certain defendants who are expected to exchange a portion of their Bell equity interest for equity in HB Acquisition Corporation in connection with the transaction have a conflict of interest which has caused them, and the Company's directors, to breach their fiduciary duties to the Company's stockholders. This class action lawsuit has been withdrawn by the plaintiff, without prejudice to refile.

Two additional purported class action lawsuits have been filed in Delaware Chancery Court which seek to enjoin the merger. The complaints in these two actions name the Company, HB Acquisition Corporation, Chase Capital Partners and the Company's directors as defendants. The allegations in these complaints are substantially similar, alleging, among other things, that the defendants have breached their fiduciary duties to the Company's stockholders in connection with the proposed merger. The Company believes that the allegations contained in the complaints are without merit and intends to vigorously defend these actions.

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

In addition to the State's claim, the disposal site owner filed a cross-claim against the Company that seeks to have penalties assessed against the Company and not against the disposal site owner. Any penalties as a result of the cross-claim would be payable to the State. The disposal site owner has altered its argument in support of its cross-claim by asserting that if it is required to meet any new or enhanced closure requirements as a result of the State's claim against the landfill, which is still pending, the costs of such additional closure requirements should be imposed on the Company. At this time, it is not possible to determine the outcome of the cross-claim or whether the disposal site owner will be required to meet any new or enhanced closure requirements.


NOTE 4 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The Company has a total of approximately $89.5 million in notes payable, long-term debt and capital lease obligations outstanding at March 28, 1998. Of this amount, $86.25 million relates to the outstanding balance on the Company's 4-1/4% convertible subordinated debentures. Maturing November 15, 2000, the debentures are convertible at any time prior to maturity into common stock at a conversion price of $54.06 per share. Interest on the debentures is payable semi-annually. The debentures are redeemable at the Company's option at any time on or after November 15, 1996, at specified redemption prices.

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

Borrowings under the Credit Agreement were reduced approximately $20.0 million during the fiscal 1998 first quarter using the proceeds received from the sale of SportRack (see Note 7) and the collection of receivables, including those related to the Service Cycle/Mongoose business. At March 28, 1998, there were no outstanding borrowings under the Credit Agreement.

The Credit Agreement expires in December 1999 and is classified as a long-term liability. Based on the provisions of the Credit Agreement at March 28, 1998 the Company could borrow a maximum of $36.8 million.

The Credit Agreement provides the Company with several interest rate options, including U.S. prime, LIBOR plus a margin, Canadian prime plus the applicable LIBOR margin less 0.50%, Canadian banker's acceptance plus the LIBOR margin plus 0.125%, and short-term fixed rates offered by the agent bank in the loan syndication. The LIBOR margin is currently 1.50% per annum, but it can range between 1.00% and 1.50% depending on the Company's interest coverage ratio. Under the Credit Agreement, the Company is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.20% to 0.30% per annum. At March 28, 1998, the quarterly commitment fee was 0.30% per annum.

The Credit Agreement contains certain financial covenants, the most restrictive of which are a minimum interest coverage ratio, a maximum funded debt ratio and a minimum adjusted net worth amount. It also contains covenants that prohibit the payment of cash dividends as well as restrict the amount that the Company can repurchase of its subordinated debt and common stock. At March 28, 1998 and June 28, 1997, the Company was in compliance with all of the Credit Agreement covenants.


NOTE 5 - COMMON STOCK

The Company granted its executive officers, non-employee directors and certain other employees options to purchase shares of the Company's Common Stock. At March 28, 1998, options to purchase approximately 2.3 million shares of Common Stock were outstanding.

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


NOTE 6 - EARNINGS PER SHARE

In December 1997, the Company adopted SFAS No. 128, "Earnings Per Share. All historical earnings per share information has been restated as required by SFAS 128.

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential effect of securities or contracts which are convertible to common shares such as options, warrants, and convertible debt and preferred stock. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options rather than the higher of the average or ending stock price as used in the computation of fully diluted EPS.

The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations for the periods presented below (in thousands, except per share amounts):

                                                             Nine Months Ended:
                                              March 28, 1998                    March 29, 1997
                                      ------------------------------    -------------------------------
                                       Income     Shares      Per        Loss       Shares      Per
                                                             Share                             Share
                                                             Amount                            Amount
                                      --------   --------   --------   ---------   --------   ---------
Basic income (loss) per share
     Net income (loss)                $  4,119     13,827   $   0.30   $(22,414)     13,713   $  (1.63)
                                                            ========                          ========
Effect of dilutive securities
     Stock options                                    349                                51

                                      --------   --------              --------    --------
Diluted net income (loss) per share
     Net income (loss) plus assumed
     exercises and conversions        $  4,119     14,176   $   0.29   $(22,414)     13,764   $  (1.63)
                                      ========   ========   ========   ========    ========   ========


                                                            Three Months Ended:
                                              March 28, 1998                    March 29, 1997
                                      ------------------------------    -------------------------------
                                       Income     Shares      Per        Loss       Shares      Per
                                                             Share                             Share
                                                             Amount                            Amount
                                      --------   --------   --------   ---------   --------   ---------
Basic income (loss) per share
     Net income (loss)                $  3,160     13,861   $   0.23   $(21,943)     13,736   $  (1.60)
                                                            ========                          ========
Effect of dilutive securities
     Stock options                                    384                                38
                                      --------   --------              ---------   --------

Diluted net income (loss) per share
     Net income (loss) plus assumed
     exercises and conversions        $  3,160     14,245   $   0.22   $(21,943)     13,774   $  (1.59)
                                      ========   ========   ========   ========    ========   ========


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


NOTE 8 - LOSS (RECOVERY) ON DISPOSAL OF PRODUCT LINE

In April 1997, the Company disposed of the Service Cycle/Mongoose business but retained the related accounts receivable of approximately $19 million. At the date of the disposition, the Company recorded a reserve of $2.5 million for estimated uncollectible receivables. The Company subsequently collected a majority of the receivables and accordingly, the Company reversed $1.3 million of uncollectible receivable reserves during its fiscal 1998 second quarter.


NOTE 9 - RESTRUCTURING CHARGES

In November 1997, the Company formed and approved a plan to restructure its European operations. In connection with this plan, the Company closed its Paris, France sales and marketing office in December, 1997 and consolidated these functions with its Roche La Moliere, France facility. The key management positions of Giro Ireland and EuroBell were also consolidated. Included in fiscal 1998 second quarter pre-tax income are $1.2 million of estimated restructuring charges related to this plan, including facility closing costs and severance benefits.


NOTE 10 - MERGER

In April 1998, the Company announced it had entered into an amended definitive recapitalization and merger agreement with HB Acquisition Corporation, providing for a cash merger in which the shares of common stock of Bell Sports Corp. outstanding immediately prior to the merger will be converted into the right to receive $10.25 per share in cash. HB Acquisition Corporation is a newly organized corporation formed by Harvard Private Capital Holdings, Inc. and Brentwood Associates Buyout Fund II, L.P. It is currently expected that Mary J. George, President of Bell Sports Corp., and Chase Capital Partners will invest in the new corporation by exchanging, prior to the merger, a portion of the shares, stock options or other stock based awards of Bell Sports Corp. held by them for capital shares of HB Acquisition Corporation.

The definitive agreement has been approved by the Board of Directors of Bell Sports Corp., based upon the unanimous recommendation of a special committee of its independent directors.

The consummation of the merger is subject to certain conditions, including regulatory approvals, the approval of the Company's stockholders and the receipt by HB Acquisition Corporation of certain necessary financing.

                                     Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION AND LIQUIDITY

The Company's current ratio increased to 4.8 to 1 at March 28, 1998 from 4.5 to 1 at June 28, 1997. Cash and cash equivalents decreased $3.7 million to $25.3 million at March 28, 1998 from $29.0 million at June 28, 1997. The decrease in cash and cash equivalents is primarily due to the Company's reduction of its outstanding borrowings, mainly financed by the proceeds received from the sale of the SportRack business in July 1997 (the "Sale of SportRack).

Accounts receivable at March 28, 1998 decreased $10.6 million to $65.3 million from $75.9 million at June 28, 1997. The decrease is attributable to the approximate $6.0 million in receivables collected related to the Service Cycle/Mongoose business and the $5.0 million decrease in receivables resulting from the Sale of SportRack. Although the Service Cycle/Mongoose business was sold in April 1997, the Company retained the receivables related to the business unit.

Inventories increased $6.1 million to $52.6 million at March 28, 1998 compared to $46.5 million at June 28, 1997. This increase is attributed to the normal business cycle build-up of inventory to meet anticipated increased sales demands in the last quarter of the fiscal year. The increase was partially offset by the Sale of SportRack, which accounted for approximately $4.2 million in inventory at June 28, 1997.

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

Borrowings under the Credit Agreement were reduced approximately $20.0 million during the fiscal 1998 first quarter using the proceeds received from the Sale of SportRack and the collection of receivables, including those related to the Service Cycle/Mongoose business. At March 28, 1998, there were no outstanding borrowings under the Credit Agreement.

The Credit Agreement expires in December 1999 and is classified as a long-term liability. Based on the provisions of the Credit Agreement at March 28, 1998 the Company could borrow a maximum of $36.8 million.

The Credit Agreement provides the Company with several interest rate options, including U.S. prime, LIBOR plus a margin, Canadian prime plus the applicable LIBOR margin less 0.50%, Canadian banker's acceptance plus the LIBOR margin plus 0.125%, and short-term fixed rates offered by the agent bank in the loan syndication. The LIBOR margin is currently 1.50% per annum, but it can range between 1.00% and 1.50% depending on the Company's interest coverage ratio. Under the Credit Agreement, the Company is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.20% to 0.30% per annum. At March 28, 1998, the quarterly commitment fee was 0.30% per annum.

The Credit Agreement contains certain financial covenants, the most restrictive of which are a minimum interest coverage ratio, a maximum funded debt ratio and a minimum adjusted net worth amount. It also contains covenants that prohibit the payment of cash dividends as well as restrict the amount that the Company can repurchase of its subordinated debt and common stock. At March 28, 1998 and June 28, 1997, the Company was in compliance with all of the Credit Agreement covenants.

Capital expenditures were $3.5 million for the first nine months of fiscal 1998. The Company expects to spend an additional $1.5 million on capital expenditures during the fiscal 1998 fourth quarter, primarily for new product tooling.

The Company announced in September 1997 that it retained Nations Banc Montgomery Securities LLC as its financial advisor to assist the Company in evaluating strategic alternatives designed to enhance stockholder value. As a part of such study, Nations Banc Montgomery Securities LLC solicited indications of interest in the Company from various potentially interested parties. In February 1998, the Company entered into a definitive recapitalization and merger agreement with HB Acquisition Corporation which was amended in April 1998. The amendment provides for a cash merger in which the shares of common stock of Bell Sports Corp. outstanding immediately prior to the merger will be converted into the right to receive $10.25 per share in cash. HB Acquisition Corporation is a newly organized corporation formed by Harvard Private Capital Holdings, Inc. and Brentwood Associates Buyout Fund II, L.P. It is currently contemplated that Mary
J. George, President of Bell Sports Corp., and Chase Capital Partners will invest in the new corporation by exchanging, prior to the merger, a portion of the shares, stock options or other stock based awards of Bell Sports Corp. held by them for capital shares of HB Acquisition Corporation.

The definitive agreement has been approved by the Board of Directors of Bell Sports Corp., based upon the unanimous recommendation of a special committee of its independent directors.

The consummation of the merger is subject to certain conditions, including regulatory approvals, the approval of the Company's stockholders and the receipt by HB Acquisition Corporation of certain necessary financing.

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

         Net Sales. Net sales decreased $18.3 million to $52.3 million during the three months ended March 28, 1998 as compared to $70.6 million in the same period of fiscal 1997 -- primarily the result of the Sale of Service Cycle/Mongoose and the Sale of SportRack. Net sales for the third quarter of fiscal 1998 decreased by 6% when compared to net sales of $55.4 million for the same period of fiscal 1997 after adjusting for the Sale of Service Cycle/Mongoose and the Sale of SportRack. Sales to mass merchants decreased 14% for the quarter partially due to the Company's planned elimination of selected low margin products from its sales mix. Sales to the specialty retail channel for the quarter increased 5% due to strong demand for specialty helmets. On a year-to-date basis net sales decreased 27% to $138.6 million from $189.3 million in the previous year. After adjusting for the Sale of Service Cycle/Mongoose and the Sale of SportRack, net sales year-to-date have decreased only 2% from the prior year. Year-to-date sales to the specialty retail channel increased 6% from the prior year, but were offset by an 8% decrease in mass merchant sales. This decrease was caused by an inventory adjustment made by a mass merchant customer in the first quarter of fiscal 1998 to reduce stock from a five week to three week supply, as well as the elimination of certain low margin products.

The product line sales mix, excluding the sales of the Service Cycle/Mongoose and SportRack businesses, for the nine month and three month periods are as follows:

                                  Nine months ended        Three months ended
                               ----------------------    ----------------------

                               March 28,    March 29,    March 28,    March 29,
                                 1998         1997         1998         1997
                               ---------    ---------    ---------    ---------
Product Line Sales Mix:
     Bicycle accessories          52%          55%          50%          53%
     Bicycle helmets              45%          43%          48%          45%
     Auto Racing helmets           3%           2%           2%           2%

The Company anticipates lower net sales in fiscal 1998 than those achieved in fiscal 1997, due to the Sale of Service Cycle/Mongoose and the Sale of SportRack, which combined contributed $50.8 million to net sales during fiscal 1997. In addition, the Company expects comparable sales to slightly decrease due to the Company's planned elimination of selected low margin products from its sales mix.

         Gross Margin. Gross margins were 35% of net sales in the third quarter compared to 29% for the same period in the prior year. The increase is primarily due to the Sale of Service Cycle/Mongoose, which carried lower margins than the Company's other core businesses. Gross margins, when adjusted for the Sale of Service Cycle/Mongoose and the Sale of SportRack, were 32% of net sales in the third quarter of fiscal 1997. The increase is also partially attributed to the elimination of selected low margin products from the Company's sales mix. Gross margins for the first nine months of fiscal 1998 were 32% compared to 29% for the same period in the prior year. Gross margins, when adjusted for the Sale of Service Cycle/Mongoose and the Sale of SportRack, were 31% of net sales for the first nine months of fiscal 1997. Year-to-date, gross margins for bicycle accessories increased 100 basis points due to lower freight and product costs, and the elimination of certain low margin products. These increases were offset by a decrease in helmet margins caused by a mix shift of sales volumes to lower price point helmets. The Company anticipates gross margins will remain in the low 30% range for the foreseeable future.

         Selling, General and Administrative. Selling, general and administrative costs increased to 23% of net sales in the third quarter of fiscal 1998, as compared to 22% in the third quarter of fiscal 1997. After adjusting for the Sale of Service Cycle/Mongoose and the Sale of SportRack, the year-to-date adjusted selling, general and administrative costs were 25% for fiscal 1998, as compared to 26% for the prior year. The year-to-date improvement is a result of the Company's restructuring activities and management's concerted effort to reduce the Company's overall cost structure. Actual selling, general and administrative expenses were 22% of net sales, or $15.4 million, for the third quarter of fiscal 1997, and 24% of net sales, or $45.4 million, for the first nine months of fiscal 1997.

As a result of the seasonality of the Company's business, sales are generally higher in the last half of the fiscal year. Although some selling, general and administrative expenses are variable with sales, such as distribution expenses and commissions, most expenses are incurred evenly throughout the year. Accordingly, the Company expects that selling, general and administrative expenses will continue to decrease as a percent of net sales during the fourth quarter of fiscal 1998.

         Amortization of intangibles. Amortization of goodwill and intangible assets decreased to $533,000 in the third quarter and $1.7 million year-to-date during fiscal 1998 compared to $864,000 in the second quarter and $2.6 million year-to-date during fiscal 1997. The decrease is a result of the Sale of Service Cycle/Mongoose and the Sale of SportRack.

         Restructuring Charges. Restructuring charges of $1.2 million related to the European operations impacted the second quarter fiscal 1998 results. The Company closed its Paris, France sales and marketing office in December, 1997 and consolidated these functions with its Roche La Moliere, France facility. The key management positions of Giro Ireland and EuroBell were also consolidated.

Restructuring charges of $4.1 million related to the fiscal 1996 organizational and office consolidations impacted the results for the first nine months of fiscal 1997. These consolidation activities were substantially completed during the second quarter of fiscal 1997 and yielded an estimated $5.0 million in annual cost savings.

         Loss (Recovery) on Disposal of Product Line . In April 1997, the Company disposed of the Service Cycle/Mongoose business but retained the related accounts receivable of approximately $19 million. At the date of the disposition, the Company recorded a reserve of $2.5 million for estimated uncollectible receivables. The Company subsequently collected a majority of the receivables and accordingly, the Company reversed $1.3 million of uncollectible receivable reserves during its fiscal 1998 second quarter.

         Net investment income and interest expense. Net investment income of $476,000 for the third quarter of fiscal 1998 was relatively stable in comparison to the $323,000 of net investment income earned during the third quarter of fiscal 1997. Year-to-date, however, net investment income decreased to $1.4 million in the first nine months of fiscal 1998, compared to $2.6 million in the first nine months of fiscal 1997. The decrease is due to the settlement of an arbitration case related to the handling of certain marketable securities by an outside investment advisor in fiscal 1997. The settlement proceeds, net of related expenses and losses to sell certain securities, of $1.3 million were included in net investment income in the fiscal 1997 first quarter. Interest expense decreased to $1.2 million for the third quarter and $3.5 million for the first nine months of fiscal 1998, compared to $1.9 million and $5.5 million for the comparable prior year periods. The declines are a result of lower levels of debt outstanding during fiscal 1998.

         Income taxes. The effective tax rate was 38% for the third quarter and first nine months of fiscal 1998, and 39% and 40%, respectively, for the third quarter and first nine months of fiscal 1997.

         Net income and weighted average shares. Net income for the fiscal 1998 third quarter was $3.2 million (or $0.23 per share) compared to a net loss of $21.9 million (or $1.60 per share) for the prior year third quarter. For the nine month period ended March 28, 1998, net income was $4.1 million (or $0.30 per share) compared to a net loss of $22.4 million (or $1.63 per share) for the same period of the prior year. The improvement in quarterly and year-to-date net income is attributable to a $25.4 million loss on the Sale of Service Cycle/Mongoose in the fiscal 1997 third quarter, as well as restructuring charges of $2.3 million and $4.1 million, respectively, for the fiscal 1997 third quarter and the first nine months of fiscal 1997.

The weighted average number of shares outstanding for the three month periods ended March 28, 1998 and March 29, 1997 were 13.9 million and 13.7 million, respectively. Year-to-date outstanding shares for fiscal 1998 and fiscal 1997 were 13.8 million and 13.7 million, respectively.

                                BELL SPORTS CORP.

                                     PART II




Item 1    Legal Proceedings
          None

Item 2    Changes in Securities
          None

Item 3    Defaults Upon Senior Securities
          None

Item 4    Submission of Matters to a Vote of Security Holders
          None

Item 5    Other Information
          None

Item 6    Exhibits and Reports on Form 8-K

          (a)   Exhibit Index                                            Page 18

          (b) Current Report on Form 8-K dated February 17, 1998 Current Report on Form 8-K dated April 8, 1998

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 30, 1998


                           BELL SPORTS CORP.

                           /s/ Linda K. Bounds
                           ----------------------
                               Linda K. Bounds
                               Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)

                                BELL SPORTS CORP.
                                INDEX TO EXHIBITS


Exhibit
Number   Description
--------------------------------------------------------------------------------

10.1* Amended and Restated Employment Agreement dated February 17, 1998 between Registrant, Bell Sports, Inc. and Terry G. Lee.

10.2* Amended and Restated Employment Agreement dated February 17, 1998 between Registrant, Bell Sports, Inc. and Mary J. George.

10.3*    Memorandum  of  Understanding   dated  January  28,  1998  between  the
         Registrant and Linda K. Bounds

10.4* Promissory Note dated April 8, 1998 between Bell Sports, Inc., and Bill Bracy.

10.5* Collateral Pledge Agreememt dated April 8, 1998 between Bell Sports, Inc. and Bill Bracy.

27*      Financial Data Schedule









----------------------------------

* Filed herewith
                                       19