Form 10-K405
period 1998-06-27
BELL SPORTS CORP
filed 1998-07-27
CIK 884063

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended June 27, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                      For the transition period from  to

                        COMMISSION FILE NUMBER 0-19873

                               BELL SPORTS CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              36-3671789
     (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYERIDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

  6350 SAN IGNACIO AVENUE, SAN JOSE,                    95119
              CALIFORNIA                              (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (408) 574-3400
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      TITLE OF EACH   NAME OF EACH EXCHANGE
      CLASS            ON WHICH REGISTERED
      -------------   ---------------------
      Not applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE
                               (TITLE OF CLASS)

                        PREFERRED STOCK PURCHASE RIGHTS
                               (TITLE OF CLASS)

              4 1/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2000
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 22, 1998 was $106,922,000 (based on the average of the high and low sales price as reported by The Nasdaq Stock Market on such date).

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

  The number of shares outstanding of each of the registrant's classes of common stock, as of July 22, 1998:

                                                                      NUMBER OF
      CLASS                                                             SHARES
      -----                                                           ----------
      Common Stock, $.01 par value................................... 13,915,436

                      DOCUMENTS INCORPORATED BY REFERENCE

  None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I.

ITEM 1. BUSINESS

 (a) General development of business

  Bell Sports Corp. was incorporated in Delaware in 1989. As used herein, unless the context otherwise clearly requires, the "Company" refers to Bell Sports Corp., its consolidated subsidiaries and its predecessors. The Company is the leading manufacturer and marketer of bicycle helmets worldwide and a leading supplier of a broad line of bicycle accessories in North America. The Company is also a leading supplier of auto racing helmets and a supplier of bicycle accessories worldwide. To capitalize upon increasing safety awareness in other outdoor sports, the Company recently began marketing in-line skating, snowboarding, snow skiing and water sport helmets. The Company markets its helmets under the widely recognized Bell, Bell Pro and Giro brand names, and its accessories under such leading brands as Bell, Blackburn, Rhode Gear, VistaLite, Copper Canyon Cycling and Spoke-Hedz. With a broad, well-diversified, branded product offering marketed across all price points, the Company is a leading supplier of bicycle helmets and accessories to all major distribution channels in the industry, including mass merchants and independent bicycle dealers ("IBDs"). In fiscal 1998, the Company had net sales of $207.2 million.

  The Company has developed a reputation over its 44-year history for innovation, design, quality and safety and is recognized by bicycling and auto racing enthusiasts as a market leader in helmet technology and design. To leverage its outstanding reputation and position in bicycle helmets, the Company has pursued strategic acquisitions of complementary bicycle helmet and accessory brands. During the 1990s, the Company increased net sales from $40.4 million in fiscal 1990 to $207.2 million in fiscal 1998. The Company believes the primary drivers of this growth include: (i) the development of innovative bicycle helmets and accessories; (ii) strategic acquisitions; (iii) the successful introduction of the Bell brand, which historically had been reserved for sale to the IBD channel, into the mass merchant channel; (iv) an increase in safety awareness among consumers; and (v) the popularity of bicycling, including specialty segments such as mountain biking.

  Since its founding in 1954, the Company has engaged in the design, manufacture and marketing of: (i) bicycle helmets; (ii) bicycle accessories;
(iii) auto racing helmets; and (iv) motorcycle helmets. In 1989, the Company initiated a series of transactions to focus the Company's business on the growing bicycle helmet and accessory markets. Since 1989, the Company has sought to enhance its competitive position in the bicycle helmet and accessory markets through a series of strategic acquisitions including: (i) Rhode Gear USA, Inc. ("Rhode Gear USA") in November 1989; (ii) Blackburn Designs, Inc. ("Blackburn") in November 1992; (iii) VistaLite, Inc. ("VistaLite") in January 1994; (iv) SportRack Canada, Inc. ("SportRack") in May 1995; (v) American Recreation Company Holdings, Inc. ("AMRE") in July 1995; and (vi) Giro Sport Design International, Inc. ("Giro") in January 1996. In 1991, the Company divested its motorcycle helmet business and entered into a long-term licensing agreement for motorcycle helmets to be marketed under the Bell brand name. The Company divested Service Cycle/Mongoose in April 1997 and SportRack in July 1997. In addition, in 1991, the Company opened a bicycle helmet manufacturing facility in Roche La Moliere, France and, in November 1996, opened a sales, marketing and distribution office in Australia to strengthen its worldwide competitive position and better serve these growing markets.

  In April 1992, the Company completed an initial public offering of its common stock, par value $.01 ("Common Stock"). In December 1992, the Company completed a secondary public offering of its Common Stock and in November 1993 completed a public offering of its 4 1/4% Convertible Subordinated Debentures due 2000 (the "Debentures").

  In February 1998, HB Acquisition Corporation, a Delaware corporation ("HB Acquisition") and affiliate of Harvard Private Capital Holdings, Inc. ("Harvard Private Capital"), and Brentwood Associates Buyout Fund II, L.P. (together with its affiliates, "Brentwood"), and the Company entered into an Agreement and Plan of Recapitalization and Merger (as amended, the "Merger Agreement"), which provides for the merger of HB Acquisition with and into the Company, with the Company continuing as the surviving corporation (the "Bell Merger"). The consummation of the Bell Merger is subject to obtaining the requisite vote of the Company's stockholders and the satisfaction of the conditions set forth in the Merger Agreement. Under the

Merger Agreement, as of the effective time of the Bell Merger (the "Effective Time"), each share of common stock, $.01 par value, of the Company (the "Common Stock") (other than (i) shares of Common Stock held by HB Acquisition or shares of Common Stock held directly or indirectly by the Company, which shares will be canceled and (ii) shares of Common Stock held by persons perfecting appraisal rights) will be converted into the right to receive $10.25 in cash (the "Per Share Merger Consideration").

 (b) Financial information about industry segments

  The Company operates primarily in one line of business -- the designing, manufacturing, marketing and distributing of bicycle accessories and bicycle helmets. The Company also manufactures and markets auto racing, in-line skating, snowboarding, snow skiing and water sport helmets. The revenues generated and the identifiable assets from these businesses are not significant to the Company.

 (c) Narrative description of business

  (i)Principal products, markets and distribution channels

  The Company primarily manufactures, market and distributes bicycle helmets and accessories.

  The Company sells its products primarily through the mass merchant and IBD channels. The Company distributes its products to these retailers through independent, commissioned representatives. The representatives are integral to the Company's efforts to maintain excellent customer relationships. The Company directs its representatives through an experienced in-house sales team of national and regional sales managers and provides store-level support with field merchandisers who visit select customers regularly to assist them with merchandising, point-of-purchase signage and selling techniques.

  The Mass Merchant Channel. The Company markets a wide range of bicycle accessories and bicycle helmets through the mass merchant channel, including retailers such as Wal-Mart, K-Mart, Costco, Sears and Fred Meyer. Bicycle helmets are marketed through the mass merchant channel under the Bell brand name. Bicycle accessories are marketed through the mass merchant channel under the Bell, Copper Canyon Cycling, Cycletech, Spoke-Hedz and Fisher Price(R) brand names. Prior to fiscal 1996, the Bell brand of bicycle helmets was marketed exclusively in the specialty retail trade channel.

  The IBD Channel. The Company markets premium bicycle helmets and accessories through the IBD channel which includes bicycle chains, independent bicycle shops, specialized sporting goods stores and mail order catalogs. Bicycle helmets are marketed through the IBD channel under the Bell Pro and Giro brand names. Bicycle accessories are marketed through the IBD channel under the Blackburn, Rhode Gear and VistaLite brand names.

  The following is a discussion of each of the Company's international operating divisions:

  Bell Sports Canada. The Bell Sports division in Canada ("Bell Sports Canada"), located in Granby, Quebec, markets its products to the Canadian IBD and mass merchant channels. Bell Sports Canada markets its products primarily under the same brands as those in the United States.

  Bell Sports Europe. Giro Ireland, Limited ("Giro Ireland"), headquartered in Limerick, Ireland, assembles, markets and distributes bicycle helmets across Europe under the Giro brand name. EuroBell S.A. ("EuroBell"), located in Roche La Moliere, France, manufactures, markets and distributes bicycle helmets and bicycle accessories to the IBD and mass merchant channels throughout Europe. EuroBell markets its bicycle helmets in Europe under the Bell, Bell Pro and Bike Star(TM) brand names and certain private label arrangements, and its bicycle accessories under the Bell, Rhode Gear, Blackburn and VistaLite brand names.

  Bell Sports Australia. The Bell Sports division in Australia ("Bell Sports Australia"), located in Sydney, Australia, began operating in November 1996 as a sales, marketing and distribution office servicing Australia, New Zealand and the Pacific Rim. Prior to November 1996, the Company marketed its products in Australia through third-party distributors. The division markets bicycle helmets to the IBD and mass merchant channels under the Bell, Bell Pro and Giro brand names and bicycle accessories under the Bell, Rhode Gear, Blackburn and VistaLite brand names.

  (ii) Status of new products

      The Company has ongoing research and development programs directed at enhancing and extending its existing products and developing new products. See "Research and Development Expenditures." The Company does not presently have a new product or new industry segment that requires the investment of a material amount of the total assets of the Company.

  (iii) Sources and availability of raw materials

      No single raw material accounts for a significant portion of the cost of the Company's products. The Company's bicycle, snow skiing, snowboarding and auto racing helmets contain plastic expandable polystyrene foam, which is one of the primary materials used in the Company's helmets. In fiscal 1998, the Company purchased substantially all of its expandable polystyrene from BASF and Polysource, two of several possible suppliers of this material. During fiscal 1998, the Company negotiated a letter of intent to sell the assets of its domestic foam molding facility in Rantoul, Illinois. Upon completion of this transaction, the Company no longer expects to purchase a significant amount of raw expandable polystyrene. The Company expects to enter into a foam molding agreement with the purchaser of the assets of the Rantoul, Illinois foam molding facility. Metal tubing, readily available from many sources, is used extensively in the manufacturing of bicycle carriers (shuttles) for automobiles. The Company does not have any long-term supply contracts for the purchase of raw materials. Some components and many finished good items, including bicycle accessories, are manufactured for the Company by outside suppliers, including suppliers in North America, Western Europe, Taiwan and China. Although the Company believes there are sufficient alternative sources of the raw materials it utilizes in the manufacture of its products, there can be no assurance that the Company would find such alternative suppliers on a timely basis and on terms favorable to the Company.

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

      The Company is the owner of numerous federal trademark registrations and applications filed with the United States Patent and Trademark Office. These registrations constitute evidence of the validity of these marks and the Company's exclusive right to use the marks on its products. The Company may also be entitled to protection under the Federal Trademark Act for the Company's unregistered marks. Additionally, the Company owns numerous foreign trademark registrations. The Company owns 75 United States patents and 17 foreign patents. As of June 27, 1998, the Company had ten United States patents and five foreign patents pending issuance. None of the Company's patents are believed to be material to the Company's financial condition or results of operations.

      Bell(C), Giro(C), Blackburn(C), Rhode Gear(C), VistaLite(C), Copper Canyon Cycling(C), Spoke-Hedz(C) and Bike Star(TM) are registered trademarks of the Company, Bell Sports, Inc., a California corporation and wholly-owned subsidiary of the Company ("BSI") or their subsidiaries. Other brand names, trademarks, servicemarks or tradenames referred to or incorporated by reference in this Form 10-K are the registered trademarks of their respective owners.

  (v) Extent to which the business is seasonal

      Bicycling is primarily a warm weather sport. Sales of the Company's products reflect, in part, a seasonality of market demand. In fiscal 1998 and 1997, approximately 58% and 54%, respectively, of the Company's net sales occurred during the six months ended June 27 and 28, respectively. The second quarter of the fiscal year is generally the Company's slowest quarter. In addition, quarterly results may vary from year to year due to the timing of new product introductions, major customer shipments, inventory holdings of significant customers, adverse weather conditions and the sales mix of products sold. Accordingly, comparisons of quarterly information of the Company's results of operations may not be indicative of the Company's ongoing performance.

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

  (vii) Dependence on single customer

       In fiscal 1998, 1997 and 1996, approximately 21%, 18% and 17%, respectively, of the Company's net sales were to a single customer, Wal-Mart. Due principally to the sale of Service Cycle/Mongoose in April 1997 and the sale of SportRack in July 1997, net sales to Wal-Mart as a percentage increased in fiscal 1998. In addition, at the end of fiscal 1998 and 1997, 27% and 23% of the Company's gross accounts receivable were attributed to Wal-Mart. In fiscal 1998, the largest five customers of the Company were Wal-Mart, K-Mart, Canadian Tire, Sports Authority and Sears and accounted for 36% of its net sales, and the largest ten customers accounted for 43% of its net sales. The Company has no written agreement or other understanding with Wal-Mart or any of its other customers that relate to future purchases by such customers, and thus such purchases could be discontinued at any time. A termination of or other adverse change in the Company's relationship with, an adverse change in the financial condition of, or a significant reduction in sales to, Wal-Mart or other large customers of the Company, could have a material adverse effect on the Company. The write-off of any significant receivable due from these customers could also adversely impact the Company.

  (viii) Backlog orders

       Historically, there is a backlog of specialty retail orders from October to December as a result of preseason orders placed after the fall trade shows. The backlog of orders decreases over the winter months and is usually insignificant by the end of the Company's third fiscal quarter. The mass merchant trade channel does not operate with a large backlog. At the end of each fiscal year, the backlog was not significant.

  (ix) Business subject to renegotiation

       The Company does not currently engage in any business with governmental authorities that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of such authorities.

  (x) Competitive conditions

       The markets for bicycle helmets and accessories are highly competitive, and the Company faces competition from a number of sources in each of its product lines. Some competitors are part of large bicycle manufacturers and may be better able to promote bicycle helmet and accessory sales through bicycle sales programs. Competition is primarily based on price, quality, customer service, brand name recognition, product offerings, product features and style. Although there are no significant technological or manufacturing barriers to entering the bicycle helmet and accessory businesses, factors such as brand recognition and customer relationships may discourage new competitors from entering the business. New competitors entered the bicycle helmet market in the last several years and pricing pressures increased significantly as a result of such competition. There can be no assurance that additional competitors will not enter the Company's existing markets, nor can there be any assurance that the Company will be able to compete successfully against existing or new competition.

  (xi) Research and development expenditures

       The Company has an ongoing research and development program directed at enhancing and expanding its existing products and developing new products. The Company's bicycle helmet research and development staff primarily focuses on developing technical product features which can improve helmet aerodynamics, weight, comfort, durability, safety, fit, aesthetics and style in an effort to broaden a helmet's consumer appeal. A separate staff focuses on developing innovative and better performing bicycle accessories. Research and development expenditures in fiscal 1998, 1997 and 1996 were approximately $3.6 million, $4.7 million and $4.7 million, respectively.

  (xii) Material effects of compliance with environmental regulations

       The Company is subject to many federal, state and local requirements relating to the protection of the environment, and the Company has made, and will continue to make, expenditures to comply with such provisions. The Company believes that its operations are in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its results of operations or financial condition. If environmental laws become more stringent, the Company's environmental capital expenditures and costs for environmental compliance could increase in the future. In addition, due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated and could have a material adverse effect on the Company.

       In the ordinary course of its business, the Company is required to dispose of certain waste at off-site locations. During fiscal 1993, the Company became aware of an investigation by the Illinois Environmental Protection Agency (the "Illinois EPA") of a waste disposal site, owned by a third party, which was previously utilized by the Company. As a result of that investigation, the Illinois EPA informed the Company that certain of the Company's practices with respect to the identification, storage and disposal of hazardous waste and related reporting requirements may not have complied with the applicable law. On March 14, 1995, the State of Illinois ("Illinois") filed a complaint with the Illinois Pollution Control Board ("Pollution Control Board") against the Company and the disposal site owner based on the same allegations. The complaint sought penalties not exceeding statutory maximums as well as such other relief as the Pollution Control Board deemed appropriate. The Pollution Control Board has approved a settlement between Illinois and the Company pursuant to which the Company paid $69,000 to Illinois and disposed of certain materials in a container at the waste disposal site at an authorized disposal facility. In connection with this matter, the disposal site owner filed a cross-claim against the Company that sought to have penalties assessed against the Company rather than the disposal site owner. The disposal site owner later asserted that if it is required to meet any new or enhanced closure requirements as a result of the Illinois claim against the landfill, the costs of such additional closure requirements should be imposed on the Company. On May 21, 1998, the Pollution Control Board found that the Company was not liable for any of the violations alleged by the disposal site owner, and dismissed the cross-claim.

       In an unrelated matter, the Company recently received a De Minimis Notice Letter and Settlement Offer from the United States Environmental Protection Agency ("USEPA") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), 42 U.S.C. Sections 9601 et seq. for the Operating Industries, Inc. Landfill Superfund Site ("OII Site") in Monterey Park, California. CERCLA imposes liability for the costs of cleaning up, and certain damages resulting from, releases and threatened releases of hazardous substances. Although courts have interpreted CERCLA liability to be joint and several, where feasible, the liability typically is allocated among the responsible parties according to a volumetric or other standard. USEPA apparently has identified the Company as a de minimis potentially responsible party based on several waste shipments the Company allegedly sent to the site in the late 1970s and in 1980. USEPA's settlement offer to the Company is in the range of $29,000 to $36,000. The settlement would cover all past and expected future costs at the OII Site, and, with limited exception, provide the Company with covenants not to sue from the United States and California, and contribution protection from private parties. Accordingly, the Company does not expect this claim to have a material adverse effect on the Company.

  (ii) Number of employees

       The Company employed approximately 1,320 persons as of June 27, 1998. The Company is a party to collective bargaining agreements at two of its facilities, covering approximately 52 employees. The Company's collective bargaining agreement with the Retail, Wholesale and Department Store Union covers employees at the Company's York, Pennsylvania facility and expires in December 2000. The Company's collective bargaining agreement with the Service Employees International Union covers employees at the Company's Fairfield, California facility and expires in December 1999.

 (d) Financial information about foreign and domestic operations and export sales

  The financial information required with respect to foreign and domestic operations and export sales of the Company appears in Note 15 to the Consolidated Financial Statements of the Company appearing on page 39 of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

  The following table sets forth a brief description of the properties of the Company and its subsidiaries:

         LOCATION                           GENERAL DESCRIPTION
         --------                           -------------------
 San Jose, CA............. Corporate headquarters and sales, marketing, administration, research and development facility of
                           approximately 63,600 square feet
 Rantoul, IL (1).......... Administration, manufacturing, and distribution facility of approximately 322,400 square feet on 34
                           acres
 Santa Cruz, CA........... Giro sales, marketing, administration, manufacturing, distribution and research and
                           development facility of approximately 41,300 square
                           feet
 Scottsdale, AZ........... Administration offices of approximately 1,600 square feet
 York, PA................. Distribution center with approximately 300,000 square feet
 Fairfield, CA (2)........ Distribution center with approximately 254,000 square feet
 Roche La Moliere, France. Administrative, manufacturing and distribution facility of approximately 38,700 square feet on 2.9
                           acres
 Limerick, Ireland........ Giro sales, manufacturing and distribution facility of approximately 18,800 square feet
 Granby, Quebec........... Sales, marketing, administration and distribution facilities of approximately 136,000 square feet
 Calgary, Alberta......... Distribution facility of approximately 14,000 square feet
 Sydney, Australia........ Sales, marketing, administration and distribution facility of approximately 21,500 square feet

--------
  All locations are leased except for the York, Pennsylvania facility and the Roche La Moliere facility, which is held under a lease-purchase arrangement.

(1) The Company announced its intention to sell the assets of the domestic foam molding plant facility and sublease the facility in fiscal 1999. The foam plant represents approximately 27,000 square feet and is detached from the distribution and manufacturing facilities.

(2) The Company announced a plan to close this facility by September 1998.

ITEM 3. LEGAL PROCEEDINGS

  The philosophy of the Company is to defend vigorously all product liability claims. Although the Company intends to continue to defend itself aggressively against all claims asserted against it, current pending proceedings and any future claims are subject to the uncertainties attendant to litigation and the ultimate outcome of any such proceedings or claims cannot be predicted. Due to the self insurance retention amounts in the Company's product insurance coverage, the assertion against the Company of a large number of claims could have a material adverse effect on the Company. In addition, the successful assertion against the Company of any, or a series of large, uninsured claims, or of one or a series of claims exceeding insurance coverage, could have a material adverse effect on the Company.

  Due to certain deductibles, self-insured retention levels and aggregate coverage amounts applicable under the Company's insurance policies, the Company may bear responsibility for a significant portion, if not all, of the defense costs (which include attorney's fees, settlement costs and the cost of satisfying judgments) of any claim asserted against the Company or its subsidiaries. There can be no assurance that the insurance coverage, if available, will be sufficient to cover one or more large claims or that the applicable insurer will be solvent at the time of any covered loss. Further, there can be no assurance that the Company will obtain insurance coverage at acceptable levels and costs in the future.

  The Company's current product liability insurance for bicycling and auto racing products covers claims based on occurrences within the policy period up to a maximum of $50.0 million in the aggregate in excess of the Company's self-insured retention of $1.0 million per occurrence for bicycle and auto racing helmets and in excess of the Company's self-insured retention of $250,000 for other bicycle-related products.

  Insurance coverage for products manufactured by Giro, prior to the acquisition by the Company in January 1996, include self-insured retentions of $0.5 million per occurrence and $1.5 million in the aggregate for all product claims, with $55.0 million coverage in excess of the self-insured retention levels. The Company maintains an active role in the management of all Giro related litigation. Giro claims served after December 31, 1996 are insured under the same coverage provided to the Company.

  From 1954 to 1991, the Company manufactured, marketed and sold motorcycle helmets. The Company sold its motorcycle helmet manufacturing business in June 1991. Even though the purchaser assumed all responsibility for product liability claims arising out of helmets manufactured prior to the date of the disposition, the Company paid certain costs associated with the defense of such claims. If the purchaser is for any reason unable to pay the judgment, settlement amount or defense costs arising out of any claim, the Company could be held responsible for the payment of such amounts or costs. The Company believes that the purchaser does not currently have the financial resources to pay any significant judgment, settlement amount or defense costs arising out of any claims. The Company has licensed the Bell trademark to the purchaser for use on motorcycle helmets. The Company believes that, by virtue of its status as licensor and the fact that such motorcycle helmets carry the Bell name, it is possible that the Company could be named as a defendant in actions involving liability for the motorcycle helmets manufactured by the purchaser of the Company's motorcycle helmet business. In fiscal 1998, the Company secured insurance coverage for certain liabilities associated with its motorcycle helmets manufactured or licensed prior to June 1991.

  In fiscal 1998, the Company secured a ten-year policy from AIG and Chubb for insurance coverage for motorcycle helmets manufactured or licensed prior to June 1991. The policy covers up to a maximum of $50.0 million in the aggregate in excess of the Company's self-insured retention of $1.0 million per occurrence, excluding all previous payments made on existing claims, in excess of $2.0 million in the aggregate for known claims or $4.0 million in the aggregate for incurred but not reported claims and new occurrences. The policy covers all claims except the February 1996 and February 1998 judgments against the Company.

  Due to the nature of the business of the Company, at any particular time the Company may be a defendant in a number of product liability lawsuits for serious personal injury or death allegedly related to the Company's products and, in certain instances, products manufactured by others. Many such lawsuits against the Company seek damages, including punitive damages, in substantial amounts.

  During each of the last five fiscal years the Company has been served with complaints in the following number of cases: 11 cases in fiscal 1994, five cases in fiscal 1995, 12 cases in fiscal 1996, 15 cases in fiscal 1997 and 14 cases in fiscal 1998. Of the 14 cases served in fiscal 1998, which includes Giro and AMRE lawsuits, six involve bicycles, one involves bicycle accessories and seven involve bicycle helmets. Of these same 14 cases, three cases involve a claim relating to death, three involve claims relating to serious, permanently disabling injuries and eight involve less serious injuries such as broken bones or lacerations. Typical product liability claims include allegations of failure to warn, breach of express and implied warranties, design defects and defects in the manufacturing process.

  As of June 27, 1998, there were 39 lawsuits pending relating to injuries allegedly suffered from products made or sold by the Company. Of the 39 lawsuits, 11 involve motorcycle helmets, 15 involve bicycle helmets, one involves an auto racing helmet, one involves a bicycle pedal, 10 involve bicycles and one involves bicycle accessories.

  Six of the 39 product liability lawsuits pending against the Company as of June 27, 1998 are scheduled for trial prior to December 31, 1998. Of the six lawsuits scheduled for trial prior to December 31, 1998, one involves a motorcycle helmet claim resulting in a permanent eye injury, and five involve bicycle helmet claims, three resulting in brain damage and two resulting in death. The motorcycle helmet claim is a product liability action alleging design defect and the bicycle helmet claims include allegations of failure to warn and design defects.

  In February 1996, a Toronto, Canada jury returned a verdict against the Company based on injuries arising out of a 1986 motorcycle accident. The jury found that the Company was 25% responsible for the injuries with the remaining 75% of the fault assigned to the plaintiff and the other defendant. If the judgment is upheld, the amount of the claim for which the Company would be responsible and the legal fees and tax implications associated therewith are estimated to be between $3.0 and $4.0 million (based on current exchange rates). This claim arose during a period in which the Company was self-insured. The Company has filed an appeal of the Canadian verdict.

  In February 1998, a Wilkes-Barre, Pennsylvania jury returned a verdict against the Company relating to injuries sustained in a 1993 motorcycle accident. The judgment totaled $6.8 million, excluding any interest, fees or costs which may be assessed. This claim arose during a period in which the Company was self-insured. The Company has filed post-trial motions to set aside the jury's verdict, which are scheduled to be heard on August 6, 1998. If the motions are denied, the Company intends to appeal the judgment against the Company.

  In June 1998, a Wilmington, Delaware jury returned a verdict against the Company relating to injuries sustained in a 1991 off-road motorcycle accident. The judgment totaled $1.8 million, excluding any interest, fees or costs which may be assessed. The claim is covered by insurance; however, the Company is responsible for a $1.0 million self-insured retention. The Company intends to file post-trial motions to set aside the jury's verdict and to appeal any judgment against the Company that might be entered in the action.

  Based on management's extensive consultations with legal counsel prosecuting the appeals and the Company's experience in pursuing reversals and settlements after the entry of judgments against the Company, management currently believes that the ultimate outcome of the pending judgments will not have a material adverse affect on the financial condition of the Company. Accordingly, the Company has only established reserves for estimated costs for the defense of these and other known claims. The Company believes that after giving effect to the Transactions, it will have adequate cash balances and sources of capital available to satisfy such pending judgments. However, there can be no assurance that the Company will be successful in appealing or pursuing settlements of these judgments or that the ultimate outcome of the judgments will not have a material adverse effect on the liquidity or financial condition of the Company.

  Following the announcement of the Merger Agreement, three purported class action lawsuits were filed in Delaware Chancery Court seeking preliminary and permanent injunctive relief against the consummation of the Bell Merger or, alternatively, the recovery of damages in the event the Bell Merger is consummated. The complaints, which were filed by Jeffrey Kaplan, Jerry Krim and Cyrus Schwartz, purported stockholders of the Company, name the Company, HB Acquisition, Chase Capital Partners, CB Capital Investors, L.P. ("CBCI") and the Company's current directors as defendants. To the knowledge of the Company, none of the complaints has been served. The complaints allege, among other things, that the Bell Merger is unfair to the Company's public stockholders and that certain defendants who are expected to exchange a portion of their shares of Common Stock, options to purchase shares of Common Stock or other Common Stock-based awards held by them for shares of common stock of HB Acquisition in connection with the Bell Merger have a conflict of interest which has caused them, and the Company's directors, to breach their fiduciary duties to the Company's stockholders. The lawsuit filed by Jeffrey Kaplan was subsequently withdrawn, without prejudice to refile. The Company believes that the allegations contained in the complaints are without merit and intends to vigorously defend each action.

  Besides the litigation described above, the Company is not party to any material litigation that, if adversely determined, would have a material effect on its business.

  See Item 1.(c)(xii) "Material effects of compliance with environmental regulations" for information relating to an investigation by the Illinois Environmental Protection Agency of certain of the Company's off-site waste handling practices and a De Minimus Notice Letter and Settlement Offer from USEPA.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                   PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock is traded on The Nasdaq National Market under the symbol "BSPT". The Company's 4 1/4% Convertible Subordinated Debentures due 2000 are traded on The Nasdaq Small Cap Market under the symbol "BSPTG".

                                                                   HIGH    LOW
                                                                  ------- ------
      Fiscal Year 1998:
        1st Quarter.............................................. $11.000 $6.938
        2nd Quarter..............................................  11.250  7.500
        3rd Quarter..............................................  10.500  7.938
        4th Quarter..............................................  10.000  7.875
      Fiscal Year 1997:
        1st Quarter.............................................. $ 7.625 $5.500
        2nd Quarter..............................................   7.125  5.625
        3rd Quarter..............................................   6.375  4.875
        4th Quarter..............................................   8.125  4.938

  As of July 22, 1998, there were approximately 900 shareholders of record; the Company estimates that, as of such date, there were approximately 8,500 beneficial owners.

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

                                            FISCAL YEARS ENDED
                               -----------------------------------------------
                               JUNE 27, JUNE 28,  JUNE 29,  JULY 1,   JULY 2,
                                 1998 (1) 1997 (2)  1996 (3)  1995      1994
                               -------- --------  --------  --------  --------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS DATA:
Net sales..................... $207,236 $259,534  $262,340  $102,990  $116,090
Net income (loss).............    8,578  (18,188)  (12,375)   (3,443)   10,459
PER SHARE DATA:
Net income (loss):
  Basic....................... $   0.62 $  (1.33) $  (0.90) $  (0.42) $   1.30
  Diluted.....................     0.61    (1.33)    (0.90)    (0.42)     1.27
Weighted average shares
 outstanding:
  Basic.......................   13,764   13,722    13,740     8,144     8,057
  Diluted.....................   14,130   13,722    13,740     8,144     8,245
BALANCE SHEET DATA:
Working capital............... $130,437 $130,677  $149,474  $108,821  $ 91,044
Total assets..................  247,067  268,754   298,635   186,434   184,658
Total debt, less current
 portion......................   87,705  107,688   124,500    89,833    89,445
Total stockholders' equity....  128,259  118,965   136,041    75,816    75,187

--------
  All earnings per share amounts have been retroactively restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."
(1) Results for fiscal 1998 include one-time restructuring charges of $1.2 million and a net loss on disposal of product lines and sale of assets of $700,000.
(2) Results for fiscal 1997 include a pre-tax loss on disposal of product line of $25.4 million related to the sale of the Service Cycle/Mongoose business in April 1997 and $4.1 million related to one-time restructuring charges.
(3) Results for fiscal 1996 include an inventory write-up of $14.1 million related to the AMRE Merger (as defined) and the acquisitions of SportRack and Giro, which was fully charged against cost of sales and $5.9 million related to one-time restructuring charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Financial Statements, and the related notes thereto included elsewhere in this Annual Report on Form 10-K. Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Litigation Reform Act.

OVERVIEW

  Bell Sports is the leading manufacturer and marketer of bicycle helmets worldwide and a leading supplier of a broad line of bicycle accessories in North America. Bell Sports is also a leading supplier of auto racing helmets and a supplier of bicycle accessories worldwide. The Company has developed a reputation over its 44-year history for innovation, design, quality and safety. Since its founding, the Company has engaged in the manufacture and sale of bicycle helmets, bicycle accessories, auto racing helmets and motorcycle helmets. In 1991, the Company elected to refocus its operations on the growing bicycle helmet and accessory business by divesting its motorcycle helmet business. Under the terms of the agreement providing for the sale of the motorcycle helmet business, the Company entered into a long-term licensing agreement under which the Company agreed to license the Bell brand name to the purchaser for use on motorcycle helmets.

  Throughout the 1980s and 1990s, the Company strengthened its position in the bicycle helmet and accessory markets through a series of strategic acquisitions, including: (i) Rhode Gear, a designer and marketer of certain premium bicycle accessories, in November 1989; (ii) Blackburn, a designer and marketer of certain premium bicycle accessories, in November 1992;
(iii) VistaLite, a designer and manufacturer of premium LED safety lights and headlights for bicycles, in January 1994; (iv) SportRack, a designer, manufacturer and marketer of automobile roof rack systems, in May 1995; (v) AMRE, a leading designer, marketer and distributor of bicycle helmets and accessories and marketer of a line of bicycles under the Mongoose brand, in July 1995; and (vi) Giro, a leading designer, manufacturer and marketer of premium bicycle helmets, in January 1996. Through the acquisitions of Rhode Gear, Blackburn, VistaLite and AMRE, the Company became one of the leading marketers and distributors of bicycle accessories in North America. In addition, the acquisition of Giro enhanced the Company's market position in the premium bicycle helmet market segment. Each of the acquisitions described above was accounted for using the purchase method of accounting, and accordingly, the Company's results of operations include the operations of the acquired businesses since their respective dates of acquisition. The Company has also expanded its international presence throughout the 1990s. In 1991, the Company entered the European market by opening a bicycle helmet manufacturing facility in France. In fiscal 1997, the Company continued its international expansion with the opening of a sales, marketing and distribution office in Australia to service the Australian, New Zealand and Pacific Rim markets.

  The domestic bicycle helmet market experienced significant growth in unit sales during the early 1990s principally due to (i) increased safety awareness among consumers and the adoption of mandatory bicycle helmet legislation by several states, including California and New York, and (ii) the popularity of bicycling, including speciality segments such as mountain biking. The convergence of these trends led to a significant increase in shelf space, particularly in the mass merchant channel, dedicated to bicycle helmets. As a result, several small helmet manufacturers entered the domestic bicycle helmet market in the early 1990s. In 1995 and 1996, as the increase in demand aided by new mandatory bicycle helmet legislation subsided, mass merchants reduced shelf space dedicated to the segment, driving down price points industry-wide. As a result, the Company reduced prices in an effort to maintain market share, and believes that this strategic decision proved successful as it effectively responded to new competitors and enabled Bell Sports to maintain its leading market position. However, this price pressure significantly reduced the Company's margins and profitability during this period. The Company believes that domestic bicycle helmet demand has stabilized.

  In fiscal 1996 and 1997, the Company refocused on the profitability of its core businesses through the divestiture of nonstrategic and low margin businesses, elimination of duplicative overhead and reduction of distribution and manufacturing costs. As a result, management initiated the following changes: (i) the April 1997 divestiture of Service Cycle/Mongoose, a designer, marketer and distributor of bicycles and certain non-proprietary bicycle parts and accessories; (ii) the divestiture of SportRack in July 1997; (iii) the consolidation of its corporate headquarters into its San Jose, California facility; (iv) the closure of the Memphis, Tennessee distribution facility by consolidating operations into the Company's other existing distribution facilities; and (v) the installation of a new computer system in the warehouses and mass merchant operations to improve operational efficiency and customer service. Unless otherwise noted, the Company's results of operations include the operations of the divested businesses until the date of sale.

GENERAL

  Net sales, as calculated by the Company, are determined by subtracting estimated returns, discounts, allowances and net freight charges from gross sales. The Company's cost of sales and its resulting gross margin (defined as gross profit as a percentage of net sales) are principally determined by the cost of raw materials, the cost of labor to manufacture its products, the overhead expenses of its manufacturing facilities, the cost of sourced products, warehouse costs, freight expenses, royalties and obsolescence expenses. Selling, general and administrative expenses consist primarily of sales and marketing expenses, research and development costs and administrative costs. Sales and marketing expenses generally vary with sales volume while administrative costs are relatively fixed in nature.

  As of June 27, 1998, the Company had domestic net operating loss carryforwards of approximately $32.7 million. The Company's net operating loss carryforwards begin to expire in fiscal 2008. After the Bell Merger, there will be a change of ownership of more than 50%, resulting in an annual limitation of the loss carryforward which may delay or limit the eventual utilization of the carryforwards.

  The Company believes its results of operations in fiscal 1998 are not comparable to those of fiscal 1996 and 1997 due to the inclusion of results of operations in fiscal 1996 and 1997 of Service Cycle/Mongoose and SportRack, which were divested in April 1997 and July 1997, respectively. For ease of comparison to fiscal 1998, which does not include the results of the divested businesses, the Company has included adjusted information which excludes the divested businesses from the net sales and gross margin data for fiscal 1996 and 1997.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 27, 1998 WITH THE FISCAL YEAR ENDED JUNE 28, 1997

  Net Sales. Net sales decreased 20% to $207.2 million in fiscal 1998 from $259.5 million in fiscal 1997 primarily as a result of the divestiture of Service Cycle/Mongoose and SportRack. Excluding the results of the divested businesses, which combined contributed $50.7 million in net sales in fiscal 1997, net sales decreased $1.6 million, or 1%, to $207.2 million in fiscal 1998 from $208.8 million in fiscal 1997. The decrease resulted from lower bicycle accessory shipments due to a reduction in the number of days of inventory carried by a major mass merchant customer, the elimination of certain lower margin products from the Company's sales mix and a decrease in the prices of certain helmets sold in the mass merchant channel. The decrease was largely offset by strong international sales growth and continued strength in the IBD helmet market.

  For fiscal 1998, bicycle accessories, bicycle helmets and auto racing helmets represented approximately 52%, 46% and 2%, respectively, of the Company's net sales. For fiscal 1997, bicycle accessories, bicycle helmets and auto racing helmets represented approximately 54%, 44% and 2%, respectively, of the Company's net sales, excluding the results of the divested businesses.

  Gross Margin. Gross margin increased to 34% of net sales in fiscal 1998 from 30% of net sales in fiscal 1997, on an actual basis, and from 32% of net sales on an adjusted basis, excluding the results of the divested businesses. Excluding the results of Service Cycle/Mongoose and SportRack, which had lower gross margins than the Company's other product lines, the increase was primarily attributable to the elimination of certain lower margin products from the Company's sales mix, the introduction of Bell-branded bicycle accessories into the mass merchant channel in December 1997, lower distribution costs due to the closure of the Company's Memphis, Tennessee distribution facility in November 1997, improvements in manufacturing efficiencies and a reduction in manufacturing overhead costs. Despite the decrease in the prices of certain helmets sold in the mass merchant channel, the Company was able to increase its gross margin in that channel by over one percentage point, which was primarily attributable to the Company's cost reduction initiatives.

  Selling, General and Administrative. Selling, general and administrative expenses were 23% of net sales in both fiscal 1998 and 1997. Selling, general and administrative expenses decreased by $11.9 million to $48.5 million in fiscal 1998 from $60.4 million in fiscal 1997. The decrease was primarily attributable to continued cost savings produced by the Company's costs reduction initiatives and the divestiture of Service Cycle/Mongoose and SportRack.

  Amortization of Goodwill and Intangible Assets. Amortization of goodwill and intangible assets decreased to $2.3 million in fiscal 1998 from $3.3 million in fiscal 1997. The decrease was a result of a write-off of intangible assets relating to the divestiture of Service Cycle/Mongoose and SportRack.

  Loss on Disposal of Product Lines and Sale of Assets. During fiscal 1998, the Company negotiated a letter of intent to sell the assets of its domestic foam molding facility in Rantoul, Illinois, and agreed to sublet the building housing the foam molding facility to the purchaser. The Company expects to enter into a foam molding supply agreement with the purchaser. The Company recorded fiscal 1998 charges of approximately $2.6 million, including a $2.0 million charge related to the divestiture of SportRack, and approximately a $0.6 million charge associated with the sale and related reorganization of the Company's domestic foam molding facility. During fiscal 1998, the Company reversed previously recorded charges of $1.9 million, including a $0.6 million benefit based on the finalization of costs associated with the closure of distribution facilities, and a $1.3 million benefit related to the reversal of the remaining reserve for uncollectible receivables established in fiscal 1997 in connection with the divestiture of Service Cycle/Mongoose.

  In April 1997, the Company completed the sale of its Service Cycle/Mongoose inventory, trademarks and certain other assets to Brunswick Corporation. In connection with the divestiture of Service Cycle/Mongoose, the Company recorded a loss on disposal of product lines of $25.4 million, comprised of the write-off of goodwill and intangibles ($14.8 million), disposal and exit costs ($5.4 million) and reorganization costs associated with the distribution network and operations ($5.2 million).

  Restructuring Charges. Restructuring charges were approximately $1.2 million and $4.1 million for fiscal 1998 and 1997, respectively. During fiscal 1998, the Company approved a plan to restructure its European operations. In connection with this plan, in December 1997, the Company consolidated its Paris, France sales and marketing office into its Roche La Moliere, France facility. In addition, the Company consolidated key management functions of Giro Ireland and EuroBell. As a result, in fiscal 1998, the Company recorded $1.2 million of restructuring charges related to facility closing costs and severance benefits.

  During fiscal 1997, the Company recorded $2.7 million of restructuring charges related to the consolidation of its corporate headquarters into its San Jose, California facility. The Company recorded an additional $1.5 million of restructuring charges in fiscal 1997 related to the consolidation of the Company's Canadian operations and closure of four offices in connection with the merger with AMRE (the "AMRE Merger") and the Company's cost reduction initiatives.

  Net Investment Income and Interest Expense. Net investment income decreased to $1.7 million in fiscal 1998 from $2.9 million in fiscal 1997. The decrease was due to the settlement of an arbitration case related to the handling of certain marketable securities by an outside investment advisor during fiscal 1997. The settlement proceeds, net of related expenses and losses to sell certain securities, were $1.3 million. Interest expense decreased to $4.7 million in fiscal 1998 from $7.3 million in fiscal 1997 as a result of lower average debt balances outstanding.

  Income Taxes. An income tax provision of $5.3 million, or 38% of the pre-tax income, was reported for fiscal 1998, compared to an income tax benefit of $3.0 million, or 14% of the pre-tax loss, reported for fiscal 1997. A majority of the difference in the effective tax rates was due to the write-off of non-tax deductible goodwill in connection with the divestiture of Service Cycle/Mongoose.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 28, 1997 WITH THE FISCAL YEAR ENDED JUNE 29, 1996

  Net Sales. Net sales decreased 1% to $259.5 million in fiscal 1997 from $262.3 million in fiscal 1996 primarily as a result of the divestiture, at the beginning of the fourth quarter of fiscal 1997, of Service Cycle/Mongoose, which contributed $68.6 million in net sales in fiscal 1996. Excluding the results of Service Cycle/Mongoose and SportRack, net sales increased
$15.7 million, or 8%, to $208.8 million in fiscal 1997 from $193.7 million in fiscal 1996. The increase primarily resulted from higher bicycle accessory shipments to certain major mass merchants, which resulted in an increase in net sales of approximately $5.8 million and higher bicycle helmet shipments in the IBD market, which resulted in an increase in net sales of bicycle helmets of approximately $9.8 million. Approximately $7.7 million of the IBD helmet sales increase was due to the inclusion of Giro (which was acquired in January
1996) for a full year. The increase was partially offset by lower unit helmet volumes and a decrease in the prices of certain helmets sold in the mass merchant channel.

  For fiscal 1997, bicycle accessories, bicycle helmets and auto racing helmets represented 54%, 44% and 2%, respectively, of the Company's net sales, excluding the results of the divested businesses. For fiscal 1996, bicycle accessories, bicycle helmets and auto racing helmets represented 56%, 42%, and 2%, respectively, of the Company's net sales, excluding the results of the divested businesses.

  Gross Margin. Gross margin increased to 30% of net sales in fiscal 1997 from 29% in fiscal 1996, on an actual basis, excluding the $14.1 million inventory write-up associated with the AMRE Merger and the acquisitions of SportRack and Giro. On an adjusted basis, gross margin increased to 32% of net sales in fiscal 1997 from 31% in fiscal 1996, excluding the results of the divested businesses and the fiscal 1996 $14.1 million inventory write-up associated with the AMRE Merger and the acquisitions of SportRack and Giro. The increase was primarily attributable to the divestiture of Service Cycle/Mongoose and SportRack, which had lower gross margins than the Company's other product lines and an increase in the shipment of IBD bicycle helmets, which generally have higher than average gross margins.

  Selling, General and Administrative. Selling, general and administrative expenses decreased by $6.4 million to $60.4 million in fiscal 1997 from $66.8 million in fiscal 1996. The decrease was primarily attributable to lower advertising expenditures of $4.0 million, a full year benefit of cost savings produced by the Company's restructuring plan related to the AMRE Merger and the divestiture of Service Cycle/Mongoose in April 1997. In fiscal 1996, the Company incurred $5.6 million in advertising expenses for a one-time promotional campaign in connection with the launch of the Bell Pro helmet line and the expansion of the Bell brand into the mass merchant channel. The decrease in selling, general and administrative expenses was partially offset by increases relating to opening a distribution and sales office in Sydney, Australia during November 1996 and the inclusion of Giro for a full year.

  Amortization of Goodwill and Intangible Assets. Amortization of goodwill and intangible assets increased to $3.3 million in fiscal 1997 from $2.9 million in fiscal 1996. The increase was due to the inclusion of a full year of amortization related to the acquisition of Giro, partially offset by a decrease in amortization as a result of the write-off in fiscal 1997 of certain goodwill and intangible assets in connection with the divestiture of Service Cycle/Mongoose.

  Loss on Disposal of Product Lines and Sale of Assets. In April 1997, the Company completed the sale of its Service Cycle/Mongoose inventory, trademarks and certain other assets to Brunswick Corporation. In connection with the divestiture of Service Cycle/Mongoose, the Company recorded a loss on disposal of product lines of $25.4 million, comprised of the write-off of goodwill and intangibles ($14.8 million), disposal and exit costs ($5.4 million) and reorganization costs associated with the distribution network and operations ($5.2 million).

  Restructuring Charges. Restructuring charges were approximately $4.1 million and $5.9 million for fiscal 1997 and 1996, respectively. During fiscal 1997, the Company recorded $2.6 million of restructuring charges related to the consolidation of its corporate headquarters into its San Jose, California facility. The Company recorded an additional $1.5 million of restructuring charges in fiscal 1997 related to the consolidation of the Company's Canadian operations and closure of four offices in connection with the AMRE Merger and the Company's cost reduction initiatives.

  Restructuring charges were approximately $5.9 million in fiscal 1996. During fiscal 1996, the Company commenced significant organizational and office consolidations, including in connection with the AMRE Merger. Most U.S. sales, marketing and research and development operations were consolidated into the Company's San Jose, California office and all corporate functions were consolidated into the Company's Scottsdale, Arizona office.

  Net Investment Income and Interest Expense. Net investment income increased slightly in fiscal 1997. The increase is due to the settlement of an arbitration case related to the handling of certain marketable securities by an outside investment advisor during fiscal 1997. The settlement proceeds, net of related expenses and expected losses to sell certain securities were $1.3 million. Excluding this settlement, interest income decreased to $1.6 million in fiscal 1997 from $2.9 million in fiscal 1996. This decline was due to lower levels of cash and marketable securities invested during the year. Interest expense decreased to $7.3 million for fiscal 1997 from $8.7 million for fiscal 1996. The decrease was due to lower average debt balances outstanding and lower interest rates for fiscal 1997 when compared to fiscal 1996.

  Income Taxes. An income tax benefit of $3.0 million, or 14% of the pre-tax loss, was reported for fiscal 1997 compared to an income tax benefit of $8.3 million, or 40% of the pre-tax loss, was reported for fiscal 1996. A majority of the difference in the effective tax rates was due to the write-off of non-tax deductible goodwill in connection with the divestiture of Service Cycle/Mongoose.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically funded its operations, capital expenditures and working capital requirements from internal cash flow from operations and borrowings. The Company's working capital decreased to $130.4 million at June 27, 1998 from $130.7 million at June 28, 1997. Cash provided by operating activities for fiscal 1998 increased to $27.5 million from $0.9 million for fiscal 1997. The increase was primarily due to the collection of Service Cycle/Mongoose receivables subsequent to the divestiture of the business; a decrease in accounts receivable and inventory resulting from the divestiture of the SportRack business; and lower selling, general and administrative expenses resulting from divested businesses and realization of savings from consolidation and cost savings programs implemented. This was partially offset by lower gross profit resulting from the divestiture of businesses and payment of liabilities previously accrued for restructuring and facility closure costs.

  The Company's capital expenditures were $5.5 million, $7.1 million and $5.3 million in fiscal 1998, 1997 and 1996, respectively. These amounts primarily reflect cash outlays for maintaining and upgrading the Company's manufacturing facilities and equipment including new product tooling and computer systems. Management estimates that the Company will continue to spend approximately $5.0 million annually for product tooling and to maintain and upgrade its facilities and equipment.

  Following the consummation of the Bell Merger and related transactions (the "Transactions"), the Company's principal sources of liquidity will be cash flow from operations supplemented by borrowings under the Senior Secured Credit Facility.

  In connection with the Bell Merger, BSI will issue the Notes for $110.0 million in gross proceeds and will enter into a senior secured credit facility (the "Senior Secured Credit Facility"), which will provide revolving loans in an aggregate amount of up to $60.0 million (including letters of credit), subject to a borrowing base of 85% of eligible accounts receivable and 55% of eligible domestic inventory. As of June 27, 1998, after giving effect to the Transactions, BSI anticipates that it would have had $46.3 million available to be borrowed under the Senior Secured Credit Facility. Proceeds to BSI from the issuance of the Notes, initial borrowings under the Senior Secured Credit Facility and a portion of BSI's available cash will be paid to Bell Sports Corp. to finance, in part, the Transactions and pay the related fees and expenses. In connection with the Bell Merger, the Investors will invest $45.0 million in the equity of HB Acquisition and $15.0 million in Bell Sports Corp.'s Senior Discount Debentures due 2009.

  Management believes that, upon the completion of the Transactions, cash flow from operations and borrowing availability under the Senior Secured Credit Facility will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures, debt service obligations and the ultimate outcome of pending product liability judgments. The Company's ability to fund its operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control. In addition, a termination of or other adverse change in the Company's relationship with, an adverse change in the financial condition of, or a significant reduction in sales to Wal-Mart, which represented approximately 21% of the Company's net sales in fiscal 1998, could have a material adverse effect on the Company's liquidity and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130") was issued. SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements, and is required to be adopted for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required.

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

  In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SFAS 133 is required to be adopted for fiscal years beginning after June 15, 1999. Upon initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS 133.

  The Company plans to adopt SFAS 130 and SFAS 131 in fiscal 1999 and SFAS 133 in fiscal 2000 and does not expect such adoptions to have a material effect on the consolidated financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  As of June 27, 1998, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate 10 percent increase in interest rates would not have a material effect on the Company's financial condition.

  The Company's outstanding long-term debt at June 27, 1998 bears interest at fixed rates; therefore, the Company's results of operations would only be affected by interest rate changes to the extent that variable rate short-term notes payable are outstanding. Due to the short-term nature and insignificant amount of the Company's notes payable, an immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

  The Company periodically enters into forward foreign exchange contracts in managing its foreign currency risk. The Company has no significant outstanding foreign exchange contracts at June 27, 1998, and had no significant foreign exchange contract activity during fiscal 1998.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Bell Sports Corp.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Bell Sports Corp. and its subsidiaries at June 27, 1998, and June 28, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 27, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

San Francisco, California
July 27, 1998

                       BELL SPORTS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            JUNE 27,  JUNE 28,
ASSETS                                                        1998      1997
------                                                      --------  --------
Current assets:
  Cash and cash equivalents................................ $ 45,093  $ 29,008
  Accounts receivable......................................   63,472    75,915
  Inventories..............................................   39,679    46,549
  Deferred taxes and other current assets..................   12,234    16,048
                                                            --------  --------
    Total current assets...................................  160,478   167,520
Property, plant and equipment..............................   20,636    23,738
Goodwill...................................................   54,292    56,471
Intangibles and other assets...............................   11,661    21,025
                                                            --------  --------
    Total assets........................................... $247,067  $268,754
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable......................................... $  7,663  $ 11,299
  Accrued compensation and employee benefits...............    5,541     3,998
  Accrued expenses.........................................   16,158    20,209
  Notes payable and current maturities of long-term debt
   and capital lease obligations...........................      679     1,337
                                                            --------  --------
    Total current liabilities..............................   30,041    36,843
Long-term debt.............................................   86,625   106,454
Capital lease obligations and other liabilities............    2,142     6,492
                                                            --------  --------
    Total liabilities......................................  118,808   149,789
                                                            --------  --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock; $.01 par value; authorized 1,000,000
   shares, none issued
   Common stock; $.01 par value; authorized 25,000,000
   shares; issued and outstanding: 14,410,508 and
   13,915,436 shares in 1998, respectively, and 14,248,114
   and 13,753,042 shares in 1997, respectively.............      144       143
  Additional paid-in capital...............................  143,905   142,486
  Cumulative foreign currency translation adjustments......   (1,111)     (407)
  Accumulated deficit......................................   (9,461)  (18,039)
                                                            --------  --------
                                                             133,477   124,183
  Treasury stock, at cost, 495,072 shares..................   (5,218)   (5,218)
                                                            --------  --------
    Total stockholders' equity.............................  128,259   118,965
                                                            --------  --------
    Total liabilities and stockholders' equity............. $247,067  $268,754
                                                            ========  ========

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      FISCAL YEARS ENDED
                                                  ----------------------------
                                                  JUNE 27,  JUNE 28,  JUNE 29,
                                                    1998      1997      1996
                                                  --------  --------  --------
Net sales........................................ $207,236  $259,534  $262,340
Cost of sales....................................  137,672   183,098   201,621
                                                  --------  --------  --------
Gross profit.....................................   69,564    76,436    60,719
Selling, general and administrative expenses.....   48,517    60,416    66,826
Amortization of goodwill and intangible assets...    2,260     3,320     2,854
Loss on disposal of product lines and sale of
 assets..........................................      700    25,360
Restructuring charges............................    1,192     4,141     5,850
                                                  --------  --------  --------
Income (loss) from operations....................   16,895   (16,801)  (14,811)
Net investment income............................   (1,716)   (2,939)   (2,877)
Interest expense.................................    4,715     7,289     8,691
                                                  --------  --------  --------
Net income (loss) before provision for (benefit
 from) income taxes..............................   13,896   (21,151)  (20,625)
Provision for (benefit from) income taxes........    5,318    (2,963)   (8,250)
                                                  --------  --------  --------
Net income (loss)................................ $  8,578  $(18,188) $(12,375)
                                                  ========  ========  ========
Net income (loss) per share:
  Basic.......................................... $   0.62  $  (1.33) $  (0.90)
  Diluted........................................ $   0.61  $  (1.33) $  (0.90)
Weighted average number of shares outstanding:
  Basic..........................................   13,764    13,722    13,740
  Diluted........................................   14,130    13,722    13,740



       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                    UNREALIZED CUMULATIVE
                                                     HOLDING     FOREIGN     RETAINED              TOTAL
                                         ADDITIONAL LOSSES ON   CURRENCY     EARNINGS              STOCK-
                          COMMON  COMMON  PAID-IN   MARKETABLE TRANSLATION (ACCUMULATED TREASURY  HOLDERS'
                          SHARES  STOCK   CAPITAL   SECURITIES ADJUSTMENTS   DEFICIT)    STOCK     EQUITY
                          ------  ------ ---------- ---------- ----------- ------------ --------  --------
Balance at July 1, 1995.   8,166   $ 82   $ 64,320   $(1,283)    $   173     $ 12,524             $ 75,816
 Issuance of stock and
  stock options for AMRE
  Merger................   5,988     59     77,152                                                  77,211
 Exercise of stock
  options...............      70      1        175                                                     176
 Purchase of treasury
  stock.................    (523)                                                       $(5,517)    (5,517)
 Change in unrealized
  holding losses on
  marketable securities.                                 822                                           822
 Currency translation
  adjustment............                                             (92)                              (92)
 Net loss...............                                                      (12,375)             (12,375)
                          ------   ----   --------   -------     -------     --------   -------   --------
Balance at June 29,
 1996...................  13,701    142    141,647      (461)         81          149    (5,517)   136,041
 Exercise of stock
  options...............      24      1      1,138                                                   1,139
 Issuance of treasury
  stock.................      28              (299)                                         299
 Change in unrealized
  holding losses on
  marketable securities.                                 461                                           461
 Currency translation
  adjustment............                                            (488)                             (488)
 Net loss...............                                                      (18,188)             (18,188)
                          ------   ----   --------   -------     -------     --------   -------   --------
Balance at June 28,
 1997...................  13,753    143    142,486       --         (407)     (18,039)   (5,218)   118,965
 Exercise of stock
  options...............     166      1      1,419                                                   1,420
 Cancellation of shares.      (4)                                                                      --
 Currency translation
  adjustment............                                            (704)                             (704)
 Net income.............                                                        8,578                8,578
                          ------   ----   --------   -------     -------     --------   -------   --------
Balance at June 27,
 1998...................  13,915   $144   $143,905   $   --      $(1,111)    $ (9,461)  $(5,218)  $128,259
                          ======   ====   ========   =======     =======     ========   =======   ========


       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      FISCAL YEARS ENDED
                                                   ---------------------------
                                                    JUNE
                                                     27,    JUNE 28,  JUNE 29,
                                                    1998      1997      1996
                                                   -------  --------  --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING
 ACTIVITIES:
Net income (loss)................................. $ 8,578  $(18,188) $(12,375)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
    Write-off of goodwill and intangibles.........            14,531
    Amortization of goodwill and intangibles......   2,260     3,338     2,854
    Depreciation..................................   5,549     6,222     6,059
    Loss on disposal of property, plant and
     equipment....................................     434     1,599     1,299
    Provision for doubtful accounts...............   1,077     4,553     2,481
    Loss on disposal of product lines and sale of
     assets.......................................     700
    Provision for inventory obsolescence..........   2,340     2,876     3,602
    Deferred income taxes.........................   3,997    (2,827)   (7,546)
  Changes in assets and liabilities, net of
   adjustments for acquisitions and dispositions:
    Accounts receivable...........................   8,542    (4,976)  (14,819)
    Inventories...................................    (371)   (7,782)    8,296
    Other assets..................................   5,310      (684)      717
    Accounts payable..............................  (2,300)     (288)      852
    Other liabilities.............................  (8,623)    2,536   (13,370)
                                                   -------  --------  --------
Net cash provided by (used in) operating
 activities.......................................  27,493       910   (21,950)
                                                   -------  --------  --------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Capital expenditures............................  (5,496)   (7,058)   (5,312)
  Proceeds from the sale of Service
   Cycle/Mongoose.................................            20,515
  Acquisition of other businesses, net of cash
   acquired.......................................            (1,493)  (16,789)
  Net sales of marketable securities..............             8,458    29,779
  Proceeds from the sale of SportRack.............  13,427
                                                   -------  --------  --------
Net cash provided by investing activities.........   7,931    20,422     7,678
                                                   -------  --------  --------
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of
   costs..........................................   1,420                 176
  Treasury stock purchases........................                      (5,517)
  Payments on notes payable, long-term debt and
   capital leases.................................    (489)     (869)   (4,076)
  Net payments on line of credit agreement........ (19,067)  (14,403)  (25,099)
                                                   -------  --------  --------
Net cash used in financing activities............. (18,136)  (15,272)  (34,516)
                                                   -------  --------  --------
Effect of exchange rate changes on cash...........  (1,203)     (192)      (90)
                                                   -------  --------  --------
Net increase (decrease) in cash and cash
 equivalents......................................  16,085     5,868   (48,878)
Cash and cash equivalents at beginning of period..  29,008    23,140    72,018
                                                   -------  --------  --------
Cash and cash equivalents at end of period........ $45,093  $ 29,008  $ 23,140
                                                   =======  ========  ========

       See accompanying notes to these consolidated financial statements.

                      BELL SPORTS CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY

  Bell Sports Corp. ("the Company" or "Bell") is the leading manufacturer and marketer of bicycle helmets worldwide and a leading supplier of a broad line of bicycle accessories in North America. Bell is also a leading supplier of auto racing helmets and a supplier of bicycle accessories worldwide. Recently, the Company began marketing in-line skating, snowboarding, snow skiing and water sport helmets.

  In February 1998, HB Acquisition Corporation, a Delaware corporation ("HB Acquisition"), and affiliate of Harvard Private Capital Holdings, Inc. ("Harvard Private Capital"), and Brentwood Associates Buyout Fund II, L.P. ("Brentwood"), and Bell entered into an Agreement and Plan of Recapitalization and Merger (as amended, the "Merger Agreement"), which provides for the merger of HB Acquisition with and into Bell, with Bell continuing as the surviving corporation (the "Bell Merger"). On July 1, 1998, Harvard Private Capital Group, Inc. separated from its parent company, Harvard Management Company, and changed its name to Charlesbank Capital Partners, LLC ("Charlesbank"). As a result, the portion of the investment in the Company formerly allocated to Harvard Private Capital will be made by Charlesbank Equity Fund IV, Limited Partnership, an investment affiliate of Charlesbank. Charlesbank Equity Fund IV, Limited Partnership and Brentwood are hereinafter referred to collectively as the "Investors." Consummation of the Bell Merger is subject to obtaining the requisite vote of the Company's stockholders and the satisfaction of the conditions set forth in the Merger Agreement. Under the Merger Agreement, as of the effective time of the Bell Merger (the "Effective Time"), each share of common stock, $.01 par value, of the Company (the "Common Stock") (other than (i) shares of Common Stock held by HB Acquisition or shares of Common Stock held directly or indirectly by the Company, which shares will be canceled and
(ii) shares of Common Stock held by persons perfecting appraisal rights) will be converted into the right to receive $10.25 in cash (the "Per Share Merger Consideration").

  In June 1998, the Company announced that it had commenced an offer (the "Offer") to purchase up to $62.5 million aggregate principal amount of its 4 1/4% Convertible Subordinated Debentures due November 2000 (the "Debentures"). The Offer is expected to be completed in August 1998 in conjunction with the Bell Merger and the offering of $110 million Senior Subordinated Notes (the "Notes Offering") by Bell Sports, Inc. ("BSI"), a wholly-owned subsidiary of the Company. In connection with the Notes Offering, the Company will guarantee the Notes. Prior to the completion of the Notes Offering, American Recreation Company Holdings, Inc. ("AMRE") a wholly-owned subsidiary of the Company will be merged into BSI (the "BSI Merger"). Selected financial data of BSI and AMRE is presented below on a pro forma combined basis as if the BSI Merger had been completed on June 27, 1998 for the balance sheet data presented, and on June 29, 1997 for the statement of operations data presented.
                        PRO FORMA COMBINED BSI AND AMRE

                                                                   JUNE 27, 1998
                                                                   -------------
                                                                    (UNAUDITED)
      Selected Combined Balance Sheet Data:
        Cash and cash equivalents.................................   $ 34,662
        Current assets............................................    149,972
        Total assets..............................................    197,888
        Current liabilities.......................................     28,907
        Total liabilities.........................................    144,977
        Debt payable to unrelated parties.........................      2,134
        Intercompany debt payable to the Company..................    113,573
        Stockholder's equity......................................     52,891
                                                                      FOR THE
                                                                    YEAR ENDED
                                                                   JUNE 27, 1998
                                                                   -------------
                                                                    (UNAUDITED)
      Selected Combined Statement of Operations Data:
        Net sales.................................................   $207,236
        Gross profit..............................................     69,564
        Total interest expense....................................        449
        Net income................................................     13,260

                      BELL SPORTS CORP. AND SUBSIDIARIES

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation and Accounting Period

  The consolidated financial statements include the accounts of Bell Sports Corp. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year is either a 52 or 53 week accounting period ending on the Saturday that is nearest to the last day of June. There were no 53 week periods in the three fiscal years ended June 27, 1998.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

 Accounts Receivable and Concentration of Credit Risk

  Accounts receivable at June 27, 1998 and June 28, 1997 are net of allowances for doubtful accounts of $1.7 million and $5.0 million, respectively.

  The Company's principal customers operate in the mass merchant, sporting goods or independent bicycle dealer retail markets worldwide. The customers are not geographically concentrated. As of June 27, 1998, and June 28, 1997, respectively, 27% and 23% of the Company's gross accounts receivable were attributed to one mass merchant customer. In addition, the same mass merchant customer accounted for 21%, 18% and 17% of net sales during fiscal 1998, 1997 and 1996, respectively.

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Costs included in inventories are (i) landed purchased cost on sourced items and (ii) raw materials, direct labor and manufacturing overhead on manufactured items.

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

 Goodwill and Intangible Assets

  The excess of the acquisition cost over the fair value of the net identifiable assets of businesses acquired in purchase transactions has been included in goodwill and is amortized on a straight-line basis over 25 to 40 years and is recorded net of accumulated amortization of $7.3 million and $5.5 million at June 27, 1998 and June 28, 1997, respectively. Other intangible assets, which include non-compete agreements, acquisition costs, patents and trademarks, and other items, are amortized over their estimated economic lives, ranging from 2 to 17 years. Accumulated amortization of intangible assets totaled $5.1 million and $4.2 million at June 27, 1998 and June 28, 1997, respectively. The Company's policy is to account for goodwill and all other intangible assets at the lower of amortized cost or net realizable value. As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets to determine if changes in facts and circumstances suggest that it may be impaired. If this review indicates that the intangible assets will not be recoverable, as determined by a nondiscounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangible assets would be reduced to its estimated fair market value.

                      BELL SPORTS CORP. AND SUBSIDIARIES

 Management's Estimates and Assumptions

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

 Research and Development Expense

  Research and development costs are expensed as incurred. These costs totaled $3.6 million, $4.7 million and $4.7 million for fiscal 1998, 1997 and 1996, respectively.

 Advertising Costs

  Advertising and related costs are expensed as incurred, except for ad production costs which are expensed in the fiscal year in which the ad is first run. These costs amounted to $5.5 million, $9.1 million, and $14.7 million for fiscal 1998, 1997 and 1996, respectively. The fiscal 1996 amount includes $5.6 million related to a one-time advertising and promotional campaign in connection with the launch of the Bell Pro helmet line and the expansion of the Bell brand into the mass merchant channel.

 Translation of Foreign Currency

  Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange on the balance sheet date. Revenue and expense items are translated at the average rates of exchange prevailing during the fiscal year. Translation adjustments are recorded in the cumulative foreign currency translation adjustment component of stockholders' equity.

 Foreign Exchange Contracts

  The Company periodically enters into forward foreign exchange contracts in managing its foreign currency risk. Forward exchange contracts are used to hedge various intercompany and external commitments with foreign subsidiaries and inventory purchases denominated in foreign currencies. Exchange contracts usually have maturities of less than one year. The Company has no significant outstanding foreign exchange contracts at June 27, 1998, and had no significant foreign exchange contract activity during the fiscal year then ended.

 Income Taxes

  Consistent with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 109 "Accounting for Income Taxes" ("SFAS 109"), the Company uses the liability method of accounting for income taxes, which is an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are recorded based upon temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. A valuation allowance is provided for deferred tax assets when management concludes it is more likely than not that some portion of the deferred tax assets will not be realized.

 Accounting for Stock-Based Compensation

  The Company has elected to continue to recognize compensation expense based on the intrinsic value method.

                      BELL SPORTS CORP. AND SUBSIDIARIES

 Recent Accounting Pronouncements

  In June 1997, SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") was issued. SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements, and is required to be adopted for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required.

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

  In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SFAS 133 is required to be adopted for fiscal years beginning after June 15, 1999. Upon initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS 133.

  The Company plans to adopt SFAS 130 and SFAS 131 in fiscal 1999 and SFAS 133 in fiscal 2000 and does not expect such adoptions to have a material effect on the consolidated financial statements.

NOTE 3--NET INVESTMENT INCOME

  Net investment income consists of the following (in thousands):

                                                     JUNE 27, JUNE 28, JUNE 29,
                                                       1998     1997     1996
                                                     -------- -------- --------
      Dividend income...............................           $  184   $  610
      Interest income...............................  $1,716    1,646    3,130
      Proceeds from settlement of arbitration case..            1,815
      Realized losses on sale of marketable
       securities...................................             (654)    (779)
      Investment fees and other.....................              (52)     (84)
                                                      ------   ------   ------
          Total.....................................  $1,716   $2,939   $2,877
                                                      ======   ======   ======

  In fiscal 1997, net investment income included proceeds from the settlement of an arbitration case related to the handling of certain marketable securities by an outside investment advisor. The settlement proceeds, net of related expenses and losses to sell certain securities, were $1.3 million.

NOTE 4--INVENTORIES

  Inventories consist of the following components (in thousands):

                                                                  JUNE    JUNE
                                                                   27,     28,
                                                                  1998    1997
                                                                 ------- -------
      Raw materials............................................. $ 3,539 $ 5,865
      Work in process...........................................   2,010   2,125
      Finished goods............................................  34,130  38,559
                                                                 ------- -------
          Total................................................. $39,679 $46,549
                                                                 ======= =======

                      BELL SPORTS CORP. AND SUBSIDIARIES

NOTE 5--PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consist of the following (in thousands):

                                                                     ESTIMATED
                                                 JUNE 27,  JUNE 28,    USEFUL
                                                   1998      1997       LIFE
                                                 --------  --------  ----------
      Land, buildings and leasehold
       improvements............................. $  9,809  $  9,703  3-38 years
      Machinery, equipment and tooling..........   24,468    21,239  3-10 years
      Office equipment..........................    7,363     9,408   3-7 years
      Other.....................................      786       475   3-7 years
                                                 --------  --------
                                                   42,426    40,825
      Less: Accumulated depreciation and
       amortization.............................  (21,790)  (17,087)
                                                 --------  --------
          Total................................. $ 20,636  $ 23,738
                                                 ========  ========

NOTE 6--BANK CREDIT FACILITIES AND LONG-TERM DEBT

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

  The Credit Agreement expires in December 1999. Based on the provisions of the agreement, the Company could borrow a maximum of $49.5 million as of June 27, 1998. There were no outstanding borrowings under the Credit Agreement at June 27, 1998.

  The Credit Agreement provides the Company with several interest rate options, including U.S. prime, LIBOR plus a margin, Canadian prime plus the applicable LIBOR margin less 0.50%, Canadian banker's acceptance plus the LIBOR margin plus 0.125%, and short-term fixed rates offered by the agent bank in the loan syndication. The LIBOR margin is currently 1.50% per annum, but it can range between 1.00% and 1.50% depending on the Company's interest coverage ratio. Under the Credit Agreement, the Company is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.20% to 0.30% per annum. At June 27, 1998, the quarterly commitment fee was 0.30% per annum.

  The Credit Agreement contains certain financial covenants, the most restrictive of which are a minimum interest coverage ratio, a maximum funded debt ratio and a minimum adjusted net worth amount. It also contains covenants that prohibit the payment of cash dividends as well as restrict the amount that the Company can repurchase of its subordinated debt and Common Stock. At June 27, 1998 and June 28, 1997, the Company was in compliance with all bank covenants.

  The Company anticipates the Credit Agreement will be replaced by a new facility following the consummation of the Bell Merger.

  In November 1993, the Company issued an aggregate principal amount of $86.25 million of Convertible Subordinated Debentures (the "Debentures"), at par value. Interest on the Debentures is payable on May 15 and November 15 of each year. The Debentures are redeemable, in whole or in part, at the option of the Company at any time on or after November 15, 1996, at specified redemption prices. Principal is due at maturity on November 15, 2000. The Debentures are convertible by the holder at any time prior to maturity, unless previously redeemed, into shares of the Common Stock at a conversion price of $54.06 per share, subject to adjustment in certain events. For the fiscal years ended June 27, 1998, June 28, 1997, and June 29, 1996, interest expense relating to the Debentures totaled $4.1 million in each year. This amount includes $384,000 of

                      BELL SPORTS CORP. AND SUBSIDIARIES
amortization expense relating to debt issuance costs. Unamortized debt issuance costs relating to the Debentures total $919,000 and $1.3 million at June 27, 1998, and June 28 1997, respectively. Such costs are amortized on an effective interest method over seven years.

  The fair value of the Debentures at June 27, 1998, based on their quoted market price of $84.0 at the close of business on June 27, 1998, was approximately $72.5 million.

  On June 30, 1998, the Company commenced an offer to purchase up to $62.5 million aggregate principal amount of the Debentures. The purchase price per $1,000 principal amount of Debentures will be $905, plus accrued and unpaid interest from May 15, 1998 up to, but not including, the date of payment. The Company's obligation to purchase Debentures is conditioned upon, among other things, the consummation of the Bell Merger and the receipt of financing.

  Long-term debt consists of the following (in thousands):

                                                                 JUNE
                                                                  27,   JUNE 28,
                                                                 1998     1997
                                                                ------- --------
Notes collateralized by certain equipment due at various dates through December 2000 and bearing interest at fixed rates
 ranging from 2.9% to 10.3%...................................  $   936 $  1,841
Revolving credit agreement, maturing December 1999, bearing
 interest at 4.63%............................................      --    19,591
4 1/4% convertible subordinated debentures maturing November
 2000.........................................................   86,250   86,250
                                                                ------- --------
                                                                 87,186  107,682
Less: Current maturities......................................      561    1,228
                                                                ------- --------
    Total long-term debt......................................  $86,625 $106,454
                                                                ======= ========

  Scheduled maturities, by fiscal year, of long-term debt are as follows (in thousands):

           1999...................................... $   561
           2000......................................     353
           2001......................................  86,272

NOTE 7--STOCKHOLDERS' EQUITY

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

  Under the 1993 Outside Directors Stock Option Plan (the "Directors' Plan"), stock options for up to 205,000 shares may be granted to directors who are not employees of the Company. Each non-employee director receives an option to purchase 2,000 shares of Common Stock on the date of the Company's annual meeting of stockholders at an exercise price equal to the fair market value of the Common Stock on the date of grant. The options must be exercised within ten years of the date of grant and vest equally over a three-year period. Each non-employee director also receives an annual grant of immediately exercisable options to purchase Common Stock, with an exercise price per share equal to 50% of the fair market value of Common Stock at the date of grant, in lieu of a cash retainer fee. The number of shares subject to each option is determined by dividing $10,000 by 50% of the fair market value of the Common Stock on the date of grant. The Company recorded $70,000 in compensation expense in each of fiscal 1998 and fiscal 1997 for options granted to non-employee directors under this plan.

                      BELL SPORTS CORP. AND SUBSIDIARIES

  In April 1997, the Company provided Brunswick Corporation a three year option to purchase 600,000 shares of the Company's Common Stock at an exercise price of $7.50 per share pursuant to the sale of the Service Cycle/Mongoose business. See Note 11. The options are immediately exercisable and must be exercised within three years of the date of grant.

  On August 27, 1996 the Management Stock Incentive Committee (the "Committee") of the Board of Directors (the "Board") adopted a program permitting employees eligible to participate in the Company's bonus program to elect to forego their fiscal 1997 operating bonus and return all outstanding stock options granted after April 1992 in exchange for replacement stock options. In general, employees eligible to participate in the Company's bonus program are eligible for 10% to 75% of their annual base salary if the Company meets or exceeds certain Board approved net operating income goals.

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

  Under the replacement program, the number of shares of Common Stock subject to a replacement option to be granted to an eligible employee was determined by multiplying 80% of such employee's estimated fiscal 1997 operating bonus. Each replacement option had an exercise price of $7.06 per share, the average of the high and low transaction prices of a share of Common Stock as reported by The Nasdaq Stock Market, and will become exercisable in equal one-third increments over an eighteen month period with respect to options replacing canceled options and over a three year period for replacement options granted in excess of their existing options. Options with respect to 966,242 shares with exercise prices ranging from $8.50 to $17.37 per share were exchanged under the replacement program.

  The following table summarizes option activity:

                                             NUMBER
                                           OF SHARES      WEIGHTED
                                           UNDERLYING     AVERAGE       OPTIONS
                                            OPTIONS    EXERCISE PRICE EXERCISABLE
                                           ----------  -------------- -----------
Options outstanding at July 1, 1995....... 1,152,675       $15.92         61,000
  Options granted.........................   909,688         9.19
  Options exercised.......................   (70,607)        1.31
  Options canceled........................   (75,000)       13.67
  Options terminated......................   (70,167)       18.28
                                           ---------
Options outstanding at June 29, 1996...... 1,846,589        13.33        549,660
  Options granted......................... 2,041,847         7.21
  Options exercised.......................   (23,754)        0.46
  Options canceled........................  (966,242)       13.92
  Options terminated......................  (566,677)       13.10
                                           ---------
Options outstanding at June 28, 1997...... 2,331,763         8.19      1,130,635
  Options granted.........................   220,484         8.84
  Options exercised.......................  (165,935)        7.09
  Options terminated......................  (194,706)        9.23
                                           ---------
Options outstanding at June 27, 1998...... 2,191,606         8.25      1,670,035
                                           =========

                      BELL SPORTS CORP. AND SUBSIDIARIES

  Options outstanding at June 27, 1998 consisted of the following:

                                                                    WEIGHTED AVERAGE
        RANGE OF                                                       REMAINING
        EXERCISE          NUMBER           WEIGHTED AVERAGE         CONTRACTUAL LIFE
         PRICES          OF SHARES          EXERCISE PRICE             (IN YEARS)
      -------------      ---------         ----------------         ----------------
      $ 1.713-$4.52         78,294              $ 2.67                    7.9
      $ 6.25-$7.88       1,651,359                7.28                    8.2
      $ 8.50-$9.19         250,500                9.15                    9.0
      $10.80-$13.12         94,786               11.94                    5.3
      $13.87-$15.12         63,667               14.11                    6.7
      $16.12-$19.75         23,000               17.07                    5.9
      $28.25-$42.37         30,000               37.66                    5.4
                         ---------
                         2,191,606
                         =========

  Options exercisable at June 27, 1998 consisted of the following:

           RANGE OF
           EXERCISE                    NUMBER                 WEIGHTED AVERAGE
            PRICES                    OF SHARES                EXERCISE PRICE
         -------------                ---------               ----------------
         $ 1.713-$4.52                   78,294                    $ 2.67
         $ 6.25-$7.88                 1,364,280                      7.31
         $ 8.50-$9.13                    31,006                      9.04
         $10.80-$13.12                   79,788                     11.75
         $13.87-$15.12                   63,667                     14.11
         $16.12-$19.75                   23,000                     17.07
         $28.25-$42.37                   30,000                     37.66
                                      ---------
                                      1,670,035
                                      =========

  Pursuant to the Bell Merger, the Board will take all necessary or appropriate steps to cause each option that is outstanding immediately prior to the Bell Merger to be fully vested and exercisable. The holder of an option that is not exercised prior to the Bell Merger will be entitled to receive, for each share of Common Stock subject thereto, a cash payment in an amount equal to the excess, if any, of $10.25 per share over the applicable per share exercise price. Certain options to purchase Common Stock held by a member of management will be exchanged for options to purchase capital stock of the surviving corporation in the Bell Merger.

  As required, the Company has adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") for employee stock options. The fair value of options granted during fiscal years 1998, 1997 and 1996 was computed using the Black-Scholes option pricing model. The weighted-average assumptions used for stock option grants were an expected volatility of the market price of the Company's Common Stock of 41%; weighted-average expected life of the options of 4.9 years, no dividend yield and risk-free interest rate of 6.50%. The interest rates are effective for option grant dates made throughout the year. Adjustments for forfeitures are made as they occur. The total value of options granted for the years ended June 27, 1998, June 28, 1997 and June 29, 1996 was computed as approximately $949,000, $1,405,000 and $75,000, respectively. If the Company had accounted for these stock options issued to employees in accordance with SFAS 123, the effect on net income (loss) per share for each fiscal year would have been reported as follows (in thousands, except per share data):

                      BELL SPORTS CORP. AND SUBSIDIARIES

                                                           YEAR ENDED
                                                   ---------------------------
                                                   JUNE 27, JUNE 28,  JUNE 29,
                                                     1998     1997      1996
                                                   -------- --------  --------
Net income (loss):
  As reported.....................................  $8,578  $(18,188) $(12,375)
  Pro forma for SFAS 123..........................   7,463   (19,045)  (12,421)
Basic net income (loss) per share:
  As reported.....................................  $ 0.62  $  (1.33) $  (0.90)
  Pro forma for SFAS 123..........................    0.54     (1.39)    (0.90)
Diluted net income (loss) per share:
  As reported.....................................  $ 0.61  $  (1.33) $  (0.90)
  Pro forma for SFAS 123..........................    0.53     (1.39)    (0.90)

  The pro forma effects of applying SFAS 123 may not be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional option awards are made each year.

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

 Stock Repurchase

  On August 24, 1995, the Company announced a stock repurchase program authorizing the repurchase of up to 10% of the outstanding shares of the Company's Common Stock from time to time in open market or private transactions. The timing of any repurchase and the price and number of shares repurchased will depend on market conditions and other factors. In fiscal 1997, the Company repurchased a total of 523,400 shares at an aggregate purchase price of approximately $5.5 million, of which 28,328 shares were utilized under a restricted stock award program. Shares repurchased may be retired or used for general corporate purposes. No shares were repurchased in fiscal 1998.

                      BELL SPORTS CORP. AND SUBSIDIARIES

NOTE 8--EARNINGS PER SHARE

  The Company has adopted SFAS No. 128, "Earnings per Share" ("SFAS 128"), which replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share. Unlike primary net income per share, basic net income per share excludes any dilutive effects of options and convertible securities. Diluted net income per share is very similar to the previously reported fully diluted net income per share.

  Net income per share is calculated as follows (in thousands, except per share data):

                                                      FISCAL YEARS ENDED
                                                   --------------------------
                                                    JUNE
                                                     27,   JUNE 28,  JUNE 29,
                                                    1998     1997      1996
                                                   ------- --------  --------
Numerator:
  Net income (loss)............................... $ 8,578 $(18,188) $(12,375)
                                                   ======= ========  ========
Denominator for basic net income per share--
 weighted average common shares outstanding.......  13,764   13,722    13,740
Effects of dilutive securities:
  Common stock options............................     366
                                                   ------- --------  --------
Denominator for diluted net income per share--
 adjusted weighted average common shares and
 assumed conversions..............................  14,130   13,722    13,740
                                                   ======= ========  ========
Basic net income per share........................ $  0.62 $  (1.33) $  (0.90)
                                                   ======= ========  ========
Diluted net income per share...................... $  0.61 $  (1.33) $  (0.90)
                                                   ======= ========  ========

  The 4 1/4% convertible subordinated debentures are excluded from the above tables since their effect would be antidilutive.

NOTE 9--COMMITMENTS AND CONTINGENCIES

  The philosophy of the Company is to defend vigorously all product liability claims. Although the Company intends to continue to defend itself aggressively against all claims asserted against it, current pending proceedings and any future claims are subject to the uncertainties attendant to litigation and the ultimate outcome of any such proceedings or claims cannot be predicted. Due to the self insurance retention amounts in the Company's product insurance coverage, the assertion against the Company of a large number of claims could have a material adverse effect on the Company. In addition, the successful assertion against the Company of any, or a series of large, uninsured claims, or of one or a series of claims exceeding insurance coverage, could have a material adverse effect on the Company.

  Due to certain deductibles, self-insured retention levels and aggregate coverage amounts applicable under the Company's insurance policies, the Company may bear responsibility for a significant portion, if not all, of the defense costs (which include attorney's fees, settlement costs and the cost of satisfying judgments) of any claim asserted against the Company or its subsidiaries. There can be no assurance that the insurance coverage, if available, will be sufficient to cover one or more large claims or that the applicable insurer will be solvent at the time of any covered loss. Further, there can be no assurance that the Company will obtain insurance coverage at acceptable levels and costs in the future.

  The Company's current product liability insurance for bicycling and auto racing products covers claims based on occurrences within the policy period up to a maximum of $50.0 million in the aggregate in excess of the Company's self-insured retention of $1.0 million per occurrence for bicycle and auto racing helmets and in excess of the Company's self-insured retention of $250,000 for other bicycle-related products.

                      BELL SPORTS CORP. AND SUBSIDIARIES

  Insurance coverage for products manufactured by Giro, prior to the acquisition by the Company in January 1996, include self-insured retentions of $0.5 million per occurrence and $1.5 million in the aggregate for all product claims, with $55.0 million coverage in excess of the self-insured retention levels. The Company maintains an active role in the management of all Giro related litigation. Giro claims served after December 31, 1996 are insured under the same coverage provided to the Company.

  From 1954 to 1991, the Company manufactured, marketed and sold motorcycle helmets. The Company sold its motorcycle helmet manufacturing business in June 1991. Even though the purchaser assumed all responsibility for product liability claims arising out of helmets manufactured prior to the date of the disposition, the Company paid certain costs associated with the defense of such claims. If the purchaser is for any reason unable to pay the judgment, settlement amount or defense costs arising out of any claim, the Company could be held responsible for the payment of such amounts or costs. The Company believes that the purchaser does not currently have the financial resources to pay any significant judgment, settlement amount or defense costs arising out of any claims. The Company has licensed the Bell trademark to the purchaser for use on motorcycle helmets. The Company believes that, by virtue of its status as licensor and the fact that such motorcycle helmets carry the Bell name, it is possible that the Company could be named as a defendant in actions involving liability for the motorcycle helmets manufactured by the purchaser of the Company's motorcycle helmet business. In fiscal 1998, the Company secured insurance coverage for certain liabilities associated with its motorcycle helmets manufactured or licensed prior to June 1991.

  In fiscal 1998, the Company secured a ten-year policy from AIG and Chubb for insurance coverage for motorcycle helmets manufactured or licensed prior to June 1991. The policy covers up to a maximum of $50.0 million in the aggregate in excess of the Company's self-insured retention of $1.0 million per occurrence, excluding all previous payments made on existing claims, in excess of $2.0 million in the aggregate for known claims or $4.0 million in the aggregate for incurred but not reported claims and new occurrences. The policy covers all claims except the February 1996 and February 1998 judgments against the Company.

  Due to the nature of the business of the Company, at any particular time the Company may be a defendant in a number of product liability lawsuits for serious personal injury or death allegedly related to the Company's products and, in certain instances, products manufactured by others. Many such lawsuits against the Company seek damages, including punitive damages, in substantial amounts.

  During each of the last five fiscal years the Company has been served with complaints in the following number of cases: 11 cases in fiscal 1994, five cases in fiscal 1995, 12 cases in fiscal 1996, 15 cases in fiscal 1997 and 14 cases in fiscal 1998. Of the 14 cases served in fiscal 1998, which includes Giro and AMRE lawsuits, six involve bicycles, one involves bicycle accessories and seven involve bicycle helmets. Of these same 14 cases, three cases involve a claim relating to death, three involve claims relating to serious, permanently disabling injuries and eight involve less serious injuries such as broken bones or lacerations. Typical product liability claims include allegations of failure to warn, breach of express and implied warranties, design defects and defects in the manufacturing process.

  As of June 27, 1998, there were 39 lawsuits pending relating to injuries allegedly suffered from products made or sold by the Company. Of the 39 lawsuits, 11 involve motorcycle helmets, 15 involve bicycle helmets, one involves an auto racing helmet, one involves a bicycle pedal, 10 involve bicycles and one involves bicycle accessories.

  Six of the 39 product liability lawsuits pending against the Company as of June 27, 1998 are scheduled for trial prior to December 31, 1998. Of the six lawsuits scheduled for trial prior to December 31, 1998, one involves a motorcycle helmet claim resulting in a permanent eye injury, and five involve bicycle helmet claims, three resulting in brain damage and two resulting in death. The motorcycle helmet claim is a product liability action alleging design defect and the bicycle helmet claims include allegations of failure to warn and design defects.

                      BELL SPORTS CORP. AND SUBSIDIARIES

  In February 1996, a Toronto, Canada jury returned a verdict against the Company based on injuries arising out of a 1986 motorcycle accident. The jury found that the Company was 25% responsible for the injuries with the remaining 75% of the fault assigned to the plaintiff and the other defendant. If the judgment is upheld, the amount of the claim for which the Company would be responsible and the legal fees and tax implications associated therewith are estimated to be between $3.0 and $4.0 million (based on current exchange rates). This claim arose during a period in which the Company was self-insured. The Company has filed an appeal of the Canadian verdict.

  In February 1998, a Wilkes-Barre, Pennsylvania jury returned a verdict against the Company relating to injuries sustained in a 1993 motorcycle accident. The judgment totaled $6.8 million, excluding any interest, fees or costs which may be assessed. This claim arose during a period in which the Company was self-insured. The Company has filed post-trial motions to set aside the jury's verdict, which are scheduled to be heard on August 6, 1998. If the motions are denied, the Company intends to appeal the judgment against the Company.

  In June 1998, a Wilmington, Delaware jury returned a verdict against the Company relating to injuries sustained in a 1991 off-road motorcycle accident. The judgment totaled $1.8 million, excluding any interest, fees or costs which may be assessed. The claim is covered by insurance; however, the Company is responsible for a $1.0 million self-insured retention. The Company intends to file post-trial motions to set aside the jury's verdict and to appeal any judgment against the Company that might be entered in the action.

  Based on management's extensive consultations with legal counsel prosecuting the appeals and the Company's experience in pursuing reversals and settlements after the entry of judgments against the Company, management currently believes that the ultimate outcome of the pending judgments will not have a material adverse affect on the financial condition of the Company. Accordingly, the Company has only established reserves for estimated costs for the defense of these and other known claims. The Company believes that after giving effect to the Transactions, it will have adequate cash balances and sources of capital available to satisfy such pending judgments. However, there can be no assurance that the Company will be successful in appealing or pursuing settlements of these judgments or that the ultimate outcome of the judgments will not have a material adverse effect on the liquidity or financial condition of the Company.

  Following the announcement of the Merger Agreement, three purported class action lawsuits were filed in Delaware Chancery Court seeking preliminary and permanent injunctive relief against the consummation of the Bell Merger or, alternatively, the recovery of damages in the event the Bell Merger is consummated. The complaints, which were filed by Jeffrey Kaplan, Jerry Krim and Cyrus Schwartz, purported stockholders of the Company, name the Company, HB Acquisition, Chase Capital Partners, CBCI and the Company's current directors as defendants. To the knowledge of the Company, none of the complaints has been served. The complaints allege, among other things, that the Bell Merger is unfair to the Company's public stockholders and that certain defendants who are expected to exchange a portion of their shares of Common Stock, options to purchase shares of Common Stock or other Common Stock-based awards held by them for shares of common stock of HB Acquisition in connection with the Bell Merger have a conflict of interest which has caused them, and the Company's directors, to breach their fiduciary duties to the Company's stockholders. The lawsuit filed by Jeffrey Kaplan was subsequently withdrawn, without prejudice to refile. The Company believes that the allegations contained in the complaints are without merit and intends to vigorously defend each action.

  Besides the litigation described above, the Company is not party to any material litigation that, if adversely determined, would have a material effect on its business.

  See Item 1.(c)(xii) "Material effects of compliance with environmental regulations" for information relating to an investigation by the Illinois Environmental Protection Agency of certain of the Company's off-site waste handling practices and a De Minimus Notice Letter and Settlement Offer from USEPA.

                      BELL SPORTS CORP. AND SUBSIDIARIES

  The Company leases certain equipment and facilities under various noncancellable capital and operating leases. The total expense under these operating leases amounted to approximately $4.2 million, $4.0 million, and $3.4 million for fiscal 1998, 1997 and 1996, respectively.

  At June 27, 1998, the future minimum annual rental commitments under all noncancellable leases were as follows (in thousands):

                                                               OPERATING CAPITAL
                                                                LEASES   LEASES
                                                               --------- -------
      1999....................................................  $ 3,917  $  240
      2000....................................................    3,426     240
      2001....................................................    3,299     240
      2002....................................................    2,609     204
      2003....................................................    2,334     188
      Thereafter..............................................   12,482     698
                                                                -------  ------
          Total minimum lease commitments.....................  $28,067   1,810
                                                                =======
      Less: Interest portion..................................              612
                                                                         ------
      Present value of capital lease obligations..............            1,198
      Less: Current portion...................................              118
                                                                         ------
          Total long-term capital lease obligations...........           $1,080
                                                                         ======

NOTE 10--FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximates fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair value of the Company's other financial instruments (in thousands):

                                               JUNE 27, 1998    JUNE 28, 1997
                                              ---------------- ----------------
                                              CARRYING  FAIR   CARRYING  FAIR
                                               AMOUNT   VALUE   AMOUNT   VALUE
                                              -------- ------- -------- -------
      Long-term debt (Note 6)................ $86,625  $72,825 $106,454 $94,745

  The estimated fair value of the convertible debentures is based on quoted market prices. The estimated fair value of other long-term debt approximates its carrying value.

NOTE 11--ACQUISITIONS AND DISPOSITIONS

  During fiscal 1998, the Company negotiated a letter of intent to sell the assets of its domestic foam molding facility in Rantoul, Illinois and agreed to sublet the building. The Company expects to enter into a foam molding supply agreement with the purchaser. The Company recorded approximately $600,000 in expense associated with the sale and related reorganization of the Company's domestic foam molding facility.

  On July 2, 1997, the Company completed the sale of substantially all of the assets of SportRack (the "Sale of SportRack"), which designs, manufactures and markets automobile roof rack systems, for $13.4 million to an affiliate of Advanced Accessory System Canada, Inc. Subsequently, the Company recorded a loss on the Sale of SportRack of approximately $2.0 million in fiscal 1998 in connection with a purchase price adjustment related to such sale.

  On April 29, 1997, the Company completed the sale of its Service Cycle/Mongoose inventory, trademarks and certain other assets (the "Sale of Service Cycle/Mongoose") to Brunswick Corporation for a sales price of $21.1 million. As part of the sales transaction, the Company provided Brunswick Corporation a three-year option

                      BELL SPORTS CORP. AND SUBSIDIARIES
to purchase 600,000 shares of the Company's Common Stock at an exercise price of $7.50 per share. The Company retained customer accounts receivable related to the Service Cycle/Mongoose business of approximately $19.4 million.

  In connection with the Sale of Service Cycle/Mongoose, the Company announced plans to reorganize its North American distribution network and operations to better utilize the distribution facilities. Included in the fiscal 1997 pre-tax income were $25.4 million of costs associated with the Sale of Service Cycle/Mongoose. The costs were comprised of the write-off of goodwill and intangibles ($14.8 million), disposal and exit costs ($5.4 million), and reorganization costs associated with the distribution network and operations ($5.2 million). During fiscal 1998, the Company reversed previously recorded charges of $1.9 million, including a $600,000 benefit based on the finalization of costs associated with the closure of distribution facilities, and $1.3 million benefit related to the reversal of the remaining reserve for uncollectible receivables established in fiscal 1997 in connection with the divestiture of Service Cycle/Mongoose.

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

  Effective July 3, 1995, the Company completed, for Common Stock, the merger of a subsidiary of the Company with AMRE (the "AMRE Merger"), a world wide designer, marketer and distributor of bicycles, bicycle helmets and bicycle parts and accessories. The purchase price of $76.0 million was computed by converting each of the 8.7 million outstanding shares of AMRE Common Stock into .6890 shares of Bell Common Stock and multiplying the result by $12.70, the average of the Bell Common Stock between June 9, 1995 and June 22, 1995. The purchase price was increased by an additional $1.2 million, attributable to outstanding AMRE stock options, which were converted into Bell stock options. The purchase price was allocated to the fair value of the net assets of AMRE. The purchase price was approximately $52.8 million greater than the fair value of the identifiable net assets acquired, and, accordingly, goodwill was increased by this amount.

  Acquisitions were accounted for as purchase transactions from their respective effective dates. Accordingly, results of operations of the acquired companies have been included in the accompanying statements of operations from the effective dates of the acquisitions. The impact of these acquisitions, other than the AMRE Merger, were not significant.

NOTE 12--RESTRUCTURING CHARGES

 Restructuring Charges--1998

  During fiscal 1998, the Company formed and approved a plan to restructure its European operations. In connection with this plan, the Company closed its Paris, France, sales and marketing office in December 1997, and consolidated these functions with its Roche La Moliere, France, facility. The key management positions of Giro Ireland and EuroBell were also consolidated. Included in the fiscal 1998 pre-tax income are $1.2 million of estimated restructuring charges related to this plan, including facility closing costs and severance benefits.

  The following table sets forth the details of activity during fiscal 1998 for restructuring charges and related accrued liabilities (in thousands):

                              JUNE 28, RESTRUCTURING   CASH    NON-CASH JUNE 27,
                                1997      CHARGES    PAYMENTS  CHARGES    1998
                              -------- ------------- --------  -------- --------
Lease payments and other
 facility expenses...........  $  860     $  191     $  (263)   $(230)   $  558
Severance and other employee
 related costs...............   2,917        820      (2,968)     122       891
Asset write-downs............                181        (140)                41
                               ------     ------     -------    -----    ------
    Total....................  $3,777     $1,192     $(3,371)   $(108)   $1,490
                               ======     ======     =======    =====    ======

                      BELL SPORTS CORP. AND SUBSIDIARIES

 Restructuring Charges--1997

  During fiscal 1997, the Company announced plans to significantly downsize the Scottsdale, Arizona corporate office by consolidating certain Scottsdale functions with the San Jose, California office. Included in the fiscal 1997 pre-tax income are $2.7 million of restructuring charges related to this plan. Also included in the fiscal 1997 pre-tax income are $1.5 million of restructuring charges related to the Program, as defined below, including facility closing costs, severance and other employee related costs.

  The following table sets forth the details of activity during fiscal 1997 for restructuring charges and related accrued liabilities (in thousands):

                                       JUNE 29, RESTRUCTURING   CASH    JUNE 28,
                                         1996      CHARGES    PAYMENTS    1997
                                       -------- ------------- --------  --------
Lease payments and other facility ex-
 penses...............................  $  942     $  983     $(1,065)   $  860
Severance and other employee related
 costs................................   4,215      3,158      (4,456)    2,917
                                        ------     ------     -------    ------
    Total.............................  $5,157     $4,141     $(5,521)   $3,777
                                        ======     ======     =======    ======

  On June 27, 1995, the Company's stockholders approved the issuance of Common Stock in connection with the Agreement and Plan of Merger dated February 15, 1995 among the Company, Bell Merger Co., a wholly owned subsidiary of the Company, and AMRE. In contemplation of the merger, the Company formulated a program (the "Program") to consolidate and integrate the operations of Bell, SportRack and AMRE, as well as combine certain product lines. This Program called for the consolidation of certain sales and marketing, research and development, manufacturing, finance and management information systems functions.

 Restructuring Charges--1996

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

  The following table sets forth the details of activity during fiscal 1996 for restructuring charges and related accrued liabilities (in thousands):

                                 ACQUISITION
                           JULY    ACCRUAL   RESTRUC-            NON-
                            1,   RECORDED TO  TURING    CASH     CASH   JUNE 29,
                           1995   GOODWILL   CHARGES  PAYMENTS  CHARGES   1996
                          ------ ----------- -------- --------  ------- --------
Lease payments and other
 facility expenses......  $  769   $1,951     $  528  $ (1,755)  $(551)  $  942
Severance and other
 employee related costs.     453    7,965      2,328    (6,531)           4,215
Computer systems........                       2,994    (2,994)
                          ------   ------     ------  --------   -----   ------
    Total...............  $1,222   $9,916     $5,850  $(11,280)  $(551)  $5,157
                          ======   ======     ======  ========   =====   ======

                      BELL SPORTS CORP. AND SUBSIDIARIES

NOTE 13--INCOME TAXES

  Pre-tax income (loss) by jurisdiction for each fiscal year are as follows (in thousands):

                                                      JUNE
                                                       27,   JUNE 28,  JUNE 29,
                                                      1998     1997      1996
                                                     ------- --------  --------
      Domestic...................................... $ 9,496 $(23,882) $(22,395)
      Foreign.......................................   4,400    2,731     1,770
                                                     ------- --------  --------
          Total..................................... $13,896 $(21,151) $(20,625)
                                                     ======= ========  ========

  The provision for (benefit from) income taxes for each fiscal year is as follows (in thousands):

                                                               JUNE     JUNE
                                                     JUNE 27,   28,      29,
                                                       1998    1997     1996
                                                     -------- -------  -------
      Current expense (benefit):
        U.S. Federal................................  $   75  $  (757) $(1,254)
        State and local.............................      60
        Foreign.....................................   1,123      601      482
                                                      ------  -------  -------
          Total current.............................   1,258     (156)    (772)
                                                      ------  -------  -------
      Deferred tax expense (benefit):
        U.S. Federal................................   3,368   (2,200)  (6,402)
        State and local.............................     722     (568)  (1,144)
        Foreign.....................................     (93)     (59)
                                                      ------  -------  -------
          Total deferred............................   3,997   (2,827)  (7,546)
                                                      ------  -------  -------
      Impact of stock option deduction credited to
       equity.......................................      63       20       68
                                                      ------  -------  -------
          Total income tax provision (benefit)......  $5,318  $(2,963) $(8,250)
                                                      ======  =======  =======

  The provision for (benefit from) income taxes for each fiscal year differs from the U.S. statutory federal income tax rate for the following reasons:

                                                    JUNE 27, JUNE 28,  JUNE 29,
                                                      1998     1997      1996
                                                    -------- --------  --------
      Statutory U.S. rate..........................   34.0%   (34.0)%   (34.0)%
      Tax exempt investment income.................   (0.2)    (0.1)     (0.2)
      Nondeductible goodwill.......................            24.8       2.9
      State income tax.............................    5.0     (2.7)     (5.5)
      Effective international tax rate.............   (2.4)    (1.5)     (0.6)
      Other items, net.............................    1.6     (0.5)     (2.6)
                                                      ----    -----     -----
      Effective tax benefit rate...................   38.0%   (14.0)%   (40.0)%
                                                      ====    =====     =====

  The majority of the nondeductible goodwill included in permanent differences under the effective tax rate calculation for the year ended June 28, 1997 is the write-off of goodwill due to the Sale of Service Cycle/ Mongoose.

                      BELL SPORTS CORP. AND SUBSIDIARIES

  Deferred income tax assets and (liabilities) are comprised of the following (in thousands):

                                                             JUNE
                                                              27,    JUNE 28,
                                                             1998      1997
                                                            -------  --------
      Net operating losses and other tax loss
       carryforwards....................................... $11,810  $ 14,142
      Inventory and accounts receivable reserves...........   1,485     3,692
      Accrued liabilities..................................   4,778     6,066
      Package design costs capitalized for tax purposes....     910       780
      Other................................................               915
                                                            -------  --------
        Gross deferred tax assets..........................  18,983    25,595
                                                            -------  --------
      Depreciation.........................................    (760)     (858)
      Other................................................    (456)     (276)
                                                            -------  --------
        Gross deferred tax liability.......................  (1,216)   (1,134)
                                                            -------  --------
      Deferred tax assets valuation allowance..............  (1,798)   (1,970)
                                                            -------  --------
        Net deferred tax assets............................  15,969    22,491
        Less: current portion..............................  (8,970)  (10,228)
                                                            -------  --------
        Long term deferred tax assets...................... $ 6,999  $ 12,263
                                                            =======  ========

  Domestic net operating losses totaling approximately $32.7 million will be carried forward and begin to expire in 2008. After the Bell Merger, there will be a change of ownership of more than 50%, resulting in an annual limitation of the loss carryforward which may delay or limit the eventual utilization of the carryforwards. The consolidated return rules limit utilization of acquired net operating loss and other carryforwards to income of the acquired companies in years in which the consolidated group has taxable income.

  General business tax credits of approximately $630,000 were accounted for under the flow-through method and are being carried forward. Minimum tax credits totaling approximately $500,000 are also being carried forward.

  The deferred tax assets valuation allowance at June 27, 1998 and June 28, 1997 was required primarily for net operating loss carryforwards and accounting reserves that, in management's view, will not be realized in the foreseeable future.

  The Company has not provided for U.S. federal income and foreign withholding taxes of certain non-U.S. subsidiaries' undistributed earnings as of June 27, 1998, because such earnings are intended to be reinvested indefinitely. If these earnings were distributed, the withholding tax would be due and foreign tax credits should become available under current law to reduce the resulting U.S. income tax liability.

NOTE 14--ADDITIONAL CASH FLOW STATEMENT INFORMATION

  The Company's non-cash investing and financing activities and cash payments for interest and income taxes for each fiscal year are summarized below (in thousands):

                                                      JUNE 27, JUNE 28, JUNE 29,
                                                        1998     1997     1996
                                                      -------- -------- --------
Additional paid in capital arising from tax benefits
 associated with the exercise of stock options......   $  63    $  20   $    68
Issuance of stock and stock options for AMRE merger.                     77,211
Cash paid during the period for:
  Interest..........................................   4,100    7,050     8,816
  Income taxes......................................     795      748       116

                      BELL SPORTS CORP. AND SUBSIDIARIES

NOTE 15--FOREIGN OPERATIONS AND EXPORT SALES

  Information regarding geographic sales, net income and assets are as follows (in thousands):

                                              UNITED
                                              STATES   EUROPE  CANADA   TOTAL
                                             --------  ------- ------- --------
Year ending June 27, 1998:
  Sales to unaffiliated customers........... $162,298  $22,213 $22,725 $207,236
  Net income................................    5,539    1,816   1,223    8,578
  Total assets..............................  233,801    8,237   5,029  247,067
Year ending June 28, 1997:
  Sales to unaffiliated customers........... $212,634  $21,419 $25,481 $259,534
  Net (loss) income.........................  (20,778)   1,441   1,149  (18,188)
  Total assets..............................  233,189    8,581  26,984  268,754
Year ending June 29, 1996:
  Sales to unaffiliated customers........... $222,613  $17,408 $22,319 $262,340
  Net (loss) income.........................  (13,644)     688     581  (12,375)
  Total assets..............................  262,568   10,956  25,111  298,635

  Included in the figures for the United States in the above table are sales and income in Asia, and the assets of Bell Sports Australia, which are not significant enough to be broken-out in the periods depicted.

NOTE 16--SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

  The unaudited information presented below has been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been made.

  Summary quarterly financial data is as follows (in thousands, except per share data):

                                               1ST     2ND      3RD       4TH
                                             QUARTER QUARTER  QUARTER   QUARTER
                                             ------- -------  --------  -------
Year ending June 27, 1998:
  Net sales................................. $43,632 $42,590  $ 52,332  $68,682
  Gross profit..............................  13,477  13,286    18,200   24,601
  Net income................................     637     322     3,160    4,459
  Net income per share:
    Basic................................... $  0.05 $  0.02  $   0.23  $  0.32
    Diluted.................................    0.05    0.02      0.22     0.32
Year ending June 28, 1997:
  Net sales................................. $62,068 $56,623  $ 70,575  $70,268
  Gross profit..............................  17,508  16,006    20,713   22,209
  Net income (loss).........................       3    (475)  (21,943)   4,227
  Net income (loss) per share:
    Basic................................... $  0.00 $ (0.03) $  (1.59) $  0.31
    Diluted.................................    0.00   (0.03)    (1.59)    0.31

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and certain other representations that no other reports were required, during the year ended June 27, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

 Directors of the Registrant

Class I--Serving Until 1998 Annual Meeting:

  MICHAEL R. HANNON, Director, age 38. Mr. Hannon has been a Director of the Company since July 1995. Mr. Hannon has been a General Partner of Chase Capital Partners ("CCP") since January 1997 where he chiefly focuses on the media/telecom and financial services industries. Mr. Hannon has been employed by CCP since 1988. Mr. Hannon is the Chairman of TeleCorp PCS, Inc. and a Director of Formus Communications and Financial Equity Partners.

  W. LEO KIELY III, Director, age 51. Mr. Kiely has been a Director of the Company since January 1995. Mr. Kiely has been the President and Chief Operating Officer of Coors Brewing Company since March 1993. From 1982 until he joined Coors, Mr. Kiely oversaw various operations at Frito-Lay Inc., a subsidiary of PepsiCo, Inc. Mr. Kiely serves on the Wharton Marketing Advisory Board and the Wharton Graduate Executive Board. He is also a director of Signature Resorts, Inc.

  TERRY G. LEE, Director, Chairman and Chief Executive Officer, age 49. Mr. Lee has served the Company in various capacities since 1984. He joined Bell Helmets, Inc. (a predecessor of the Company, "Bell Helmets") as Director and the President and Chief Operating Officer in 1984, and became Chief Executive Officer in 1986 and Chairman in 1989. He served as President of the Company from 1984 until the consummation of the AMRE Merger in 1995. Mr. Lee was a stockholder and consultant to Echelon Sports Corporation (a predecessor of the Company) prior to its acquisition by the Company in 1989. Prior to joining Bell Helmets in 1984, Mr. Lee was employed by Wilson Sporting Goods for 14 years, where his last position was Senior Vice President--Sales and Distribution.

Class II--Serving Until 1999 Annual Meeting:

  KENNETH K. HARKNESS, Director, age 64. Mr. Harkness has been a Director of the Company since February 1992. Since 1996, Mr. Harkness has been part owner and Chief Executive Officer of Ceratech Holdings (a giftware holding company). Mr. Harkness specializes in personally managing and investing in undeveloped companies. From 1993 to 1996 he was the Chief Executive Officer of Ramco Industries, Inc. and of Cirgon Technologies. Mr. Harkness was the Director and the Chief Executive Officer of Guidance Technologies, Inc. from 1989 through 1992.

  HARRY H. MANKO, Director and Vice Chairman, age 71. Mr. Manko has been a Director and the Vice Chairman of the Company since July 1995. Mr. Manko currently serves as the Treasurer of the Bicycle Products Supplier Association ("BPSA"). He served as President of BPSA from 1995 to 1997 and also has served as President of the Bicycle Institute of America. Mr. Manko has served as Chairman of the Board and a Director of AMRE since April 1993. From 1984 to 1993, Mr. Manko was President and Chief Executive Officer of American Recreation Group, L.P., a predecessor of AMRE.

  FREDERICK W. WINTER, Director, age 53. Mr. Winter has been a Director of the Company since October 1991. Mr. Winter has been the Dean of the Joseph M. Katz Graduate School of Business at the University of Pittsburgh since August 1997. He previously served as the Dean of the School of Management at the University of Buffalo from 1994 to 1997 and as the Head of the Department of Business Administration at the University of Illinois from 1986 to 1993. He specializes in the areas of marketing management and marketing strategy. Mr. Winter is also a Director of Alkon Corporation and Rand Capital Corp.

Class III--Serving Until 2000 Annual Meeting:

  ARNOLD L. CHAVKIN, Director, age 47. Mr. Chavkin has been a Director of the Company since July 1995. Mr. Chavkin is a General Partner of CCP and the President of Chemical Investments, Inc. ("CII"), an affiliate of CCP, positions he has held since January 1992 and March 1991, respectively. CII is an affiliate of the Chase Manhattan Corporation. Mr. Chavkin is a Director of Reading & Bates Corporation, American Radio Systems, Inc. and Wireless One, Inc. and served as a Director of AMRE from April 1993 to July 1995.

  PHILLIP D. MATTHEWS, Director, age 60. Mr. Matthews has been a Director of the Company since November 1989. Mr. Matthews is a business consultant to the Company and other companies. He served as Chairman of the Board of Wolverine World Wide, Inc. (a footwear manufacturer and retailer) from 1993 to 1996 and currently serves as its Lead Director and Chairman of the Executive Committee. Mr. Matthews is also a Director of H.F. Ahmanson & Company, Home Savings of America, Sizzler International, Inc. and several privately held companies.

  CHRISTOPHER WRIGHT, Director, age 41. Mr. Wright has been a Director of the Company since November 1989. Mr. Wright is a Director of Kleinwort Benson Limited, an English merchant bank with which he has been employed since 1978, and an Executive Vice President of Dresdner Kleinwort Benson North America. He is General Manager of Kleinwort Benson (USA) Inc., the investment advisor to The KB Mezzanine Fund, L.P. ("KB") which is a stockholder of the Company. Mr. Wright is also a Director of Roper Industries, Inc. (a fluid handling and controls company).

Upon consummation of the Bell Merger it is anticipated that the Board of Directors of HB Acquisition, immediately prior to the Effective Time, will become the Board of Directors of the Company.

 Executive Officers of the Registrant

  Information with respect to executive officers of the Company is set forth below:

NAME                   AGE POSITIONS AND OFFICES
----                   --- ---------------------
Terry G. Lee            49 Chairman and Chief Executive Officer
Harry H. Manko          71 Vice Chairman and Director
Mary J. George          48 President and Chief Operating Officer
William L. Bracy        56 U.S. Group President
Robert Alan McCaughen   44 President--Canada
Linda K. Bounds         43 Chief Financial Officer, Senior Vice President, Secretary and Treasurer

  TERRY G. LEE, Director, Chairman and Chief Executive Officer. Mr. Lee has served the Company in various capacities since 1984. He joined Bell Helmets, Inc. (a predecessor of the Company, "Bell Helmets") as Director and the President and Chief Operating Officer in 1984, and became Chief Executive Officer in 1986 and Chairman in 1989. He served as President of the Company from 1984 until the consummation of the AMRE Merger in 1995. Mr. Lee was a stockholder and consultant to Echelon Sports Corporation (a predecessor of the Company) prior to its acquisition by the Company in 1989. Prior to joining Bell Helmets in 1984, Mr. Lee was employed by Wilson Sporting Goods for 14 years, where his last position was Senior Vice President--Sales and Distribution.

  HARRY H. MANKO, Vice Chairman and Director. Mr. Manko has been a Director and the Vice Chairman of the Company since July 1995. Mr. Manko currently serves as the Treasurer of BPSA, a position he has held since 1997. He served as President of BPSA from 1995 to 1997 and also has served as President of the Bicycle Institute of America. Mr. Manko has served as Chairman of the Board and a Director of AMRE since April 1993. From 1984 to 1993, Mr. Manko was President and Chief Executive Officer of American Recreation Group, L.P., a predecessor of AMRE.

  MARY J. GEORGE, President and Chief Operating Officer. Ms. George joined the Company in October 1994 as the Senior Vice President of Marketing and Strategic Planning, became President--Specialty Retail Division in July 1995, became President--North America in December 1995, and became President and Chief Operating Officer in April 1997. Prior to joining the Company, Ms. George served as President of Denar Corporation from January 1993 to August 1994 and as President of the WestPointe Group from January 1991 to December 1992.

  WILLIAM L. BRACY, U.S. Group President. Mr. Bracy joined Bell in January 1998 as U.S. Group President. Mr. Bracy served as Executive Vice President of Mattel Europa and as a President of Mattel Games, both divisions of Mattel, Inc., from September 1995 to December 1997. From August 1990 to September 1995, Mr. Bracy served as President for Lenox Brands and Lenox China & Crystal, both divisions of Lenox, Inc.

  ROBERT ALAN MCCAUGHEN, President--Canada. Mr. McCaughen joined the Company in July 1995, in connection with the AMRE Merger as President of Denrich Sporting Goods. Mr. McCaughen became President--Canada in August 1995. Previously, Mr. McCaughen served as President of Denrich Sporting Goods Canada, LTD. ("Denrich") since August 1991, when AMRE acquired Denrich. Mr. McCaughen also served as President and was one of the founders of Denrich's predecessor company which commenced operations in 1989. Mr. McCaughen plans to leave his position in August 1998 and become an independent agent managing sales and marketing activities for the Company's mass merchant channel.

  LINDA K. BOUNDS, Chief Financial Officer, Senior Vice President, Secretary and Treasurer. Ms. Bounds joined the Company in February 1990, became a Vice President in 1993, and Chief Financial Officer, Executive Vice President, Secretary and Treasurer in April 1997. From 1984 to 1990, she served in various financial management positions for Celestial Seasonings, Inc. Ms. Bounds is a Certified Public Accountant. Ms. Bounds has announced her intention of leaving the Company by December 1998.

ITEM 11. EXECUTIVE OFFICER COMPENSATION

                          SUMMARY COMPENSATION TABLE

  The table below summarizes the annual and long-term compensation paid to each of the Company's Chief Executive Officer, the four next most highly compensated executive officers and one former executive officer (the "Named Executive Officers") for all services rendered to the Company during its last three fiscal years, in accordance with the Securities and Exchange Commission ("SEC") rules relating to disclosure of executive compensation.

                                                                           LONG-TERM
                                                                         COMPENSATION
                                     ANNUAL COMPENSATION                    AWARDS
                          ----------------------------------------- -----------------------
                                                                     RESTRICTED  SECURITIES ALL OTHER
        NAME AND          FISCAL                     OTHER ANNUAL      STOCK     UNDERLYING  COMPEN-
   PRINCIPAL POSITION      YEAR   SALARY   BONUS   COMPENSATION (1) AWARDS($)(2) OPTIONS(#) SATION(3)
   ------------------     ------  ------   -----   ---------------- ------------ ---------- ---------
Terry G. Lee               1998  $410,962 $152,750                    $200,000               $5,773
Chairman and Chief         1997   392,885                               50,000    209,363     5,155
Executive Officer          1996   375,027                                         100,000     2,124
Harry H. Manko             1998   255,810                                                     9,493
Vice Chairman (4)          1997   251,967                                                     8,480
                           1996   352,296              $684,200                    35,000     3,644
Mary J. George             1998   298,209  265,000                     700,000                5,411
President and Chief        1997   239,962                               50,000    148,500     3,193
Operating Officer          1996   207,069               167,726                   125,000     1,626
Howard A. Kosick           1998   205,089  100,000                      50,000                5,470
U.S. Group President       1997   195,039                               50,000    111,855     4,581
                           1996   165,016                                          50,000     4,181
Robert Alan McCaughen      1998   150,000   75,000                                 10,000
President--Canada (5)      1997   128,573   34,357       79,531
                           1996   260,524                                          10,000
Linda Bounds               1998   161,847  100,800      119,012         50,000     20,000     4,579
Chief Financial Officer,   1997   120,539   12,000                                 30,000     2,255
Senior Vice President,     1996
Secretary and Treasurer

-------
(1) The Fiscal 1998 amount includes, in part, relocation reimbursements paid by the Company to Ms. Bounds of $104,042. The Fiscal 1997 amount includes, in part, relocation reimbursements paid by the Company to Mr. McCaughen of $79,531. The Fiscal 1996 amount includes, in part, relocation reimbursements paid by the Company to Ms. George of $163,326.
(2) Fiscal 1998 awards consist solely of restricted phantom stock units. Phantom stock units were granted as of August 28, 1997 to the Named Executive Officers as follows: Mr. Lee 21,763 units, Ms. George
     10,881 units, Mr. Kosick 5,441 units and Ms. Bounds 5,441 units. Such phantom stock unit awards vest incrementally in two equal installments on August 28, 1998 and August 28, 1999, subject to accelerated vesting in full in connection with a change in control of the Company (including the Bell Merger). In addition, in accordance with the terms of her employment agreement with the Company, 32,324 and 30,769 phantom stock units were granted to Ms. George on August 23, 1997 and September 12, 1997, respectively. Such additional phantom stock units will vest in full upon a termination of Ms. George's employment with the Company (other than for cause) and upon a change in control of the Company (including the Bell Merger). During Fiscal 1997, each of Mr. Lee, Ms. George and Mr. Kosick were awarded 7,082 shares of restricted stock. Each restricted stock award will vest incrementally in equal installments on the first three anniversaries of the date of award or upon a change in control of the Company (including the Bell Merger). At the end of Fiscal 1998, Mr. Lee held 21,763 phantom stock units and 4,721 shares of restricted stock with an aggregate value of $248,506, Ms. George held 73,974 phantom stock units and 4,721 shares of restricted stock with an aggregate value of $738,156 and Ms. Bounds held 5,441 phantom stock units with an aggregate value of $51,027. In connection with his termination of employment with the Company, the Company agreed that Mr. Kosick's restricted stock and phantom stock units would vest. The holder of a Company phantom stock unit is entitled to be paid in full therefor when such phantom stock unit vests. Mr. Kosick received a payment of $50,705 in connection with the vesting of his phantom stock units.

(3) The Fiscal 1998 amounts include the following annual Company contributions to the Bell Sports Corp. Employees' Retirement and 401(k) Plan: Mr. Lee $5,077, Mr. Manko $4,807, Ms. George $4,715, Mr. Kosick $5,062, and Ms.
    Bounds $4,387. The Fiscal 1998 amounts also include the following life insurance premiums paid by the Company: Mr. Lee $696, Mr. Manko $4,686, Ms. George $696, Mr. Kosick $408 and Ms. Bounds $192.
(4) Mr. Manko became an employee of the Company on July 3, 1995, upon consummation of the AMRE Merger. Pursuant to a prior employment agreement with AMRE, the Company paid Mr. Manko $684,200 in lieu of annual bonuses through June 30, 1996 and all future installments of the signing bonus.
(5) Mr. McCaughen's Fiscal 1997 and Fiscal 1996 salary includes $2,625 and $90,585, respectively, of sales commissions paid pursuant to an agreement entered into by AMRE in connection with the acquisition of Denrich Sporting Goods by AMRE in 1991. Mr. McCaughen became an employee of the Company on July 3, 1995, upon consummation of the AMRE Merger.

OPTION GRANTS IN LAST FISCAL YEAR

  The table below provides information relating to grants of stock options by the Company during Fiscal 1998 to each of the Named Executive Officers. The Company has never granted any stock appreciation rights.

                                                                            POTENTIAL REALIZABLE VALUE
                           NUMBER OF      % OF TOTAL                        AT ASSUMED ANNUAL RATES OF
                           SECURITIES   STOCK OPTIONS                      STOCK PRICE APPRECIATION FOR
                           UNDERLYING     GRANTED TO                         TEN-YEAR OPTION TERM (2)
                            OPTIONS       EMPLOYEES    EXERCISE EXPIRATION ----------------------------
NAME                     GRANTED (#)(1) IN FISCAL YEAR  PRICE      DATE         5%            10%
----                     -------------- -------------- -------- ---------- ------------- --------------
Robert A. McCaughen.....     10,000           5%        $9.19    08/28/07       $ 57,795       $146,465
Linda K. Bounds.........     20,000           9%         9.19    08/28/07        115,591        292,930
Increase in market value of Common Stock for all stockholders at assumed annual rates of stock price appreciation over 10-year period above. (3).. $82.3 million $208.6 million

-------
(1) These awards were made pursuant to the 1992 Plan. Under this plan, the exercise price per share must not be less than 100% of the fair market value of one share of Common Stock on the date of grant of option. The options vest ratably in one-third increments over a three-year period and may not be exercised ten years after the date of grant. In the event of a change in control, the Board of Directors may accelerate the vesting of these options.
(2) The gains shown in these columns result from calculations assuming 5% and 10% growth rates as set by the SEC and are not intended to forecast future stock price performance.
(3) These amounts represent the increase in the market value of outstanding shares of Common Stock (approximately 13.9 million) as of June 27, 1998 that would result from the same stock price assumptions used to show the Potential Realizable Values for the Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

  The table below provides certain information relating to the stock options held by each of the Named Executive Officers at the end of Fiscal 1998. No stock options were exercised by the Named Executive Officers during Fiscal 1998.

                                                       VALUE OF UNEXERCISED IN-
                                                       THE-MONEY OPTIONS AT FY-
                               NUMBER OF SECURITIES               END
                              UNDERLYING UNEXERCISED    (BASED UPON $9.313 PER
                                 OPTIONS AT FY-END              SHARE)
                             ------------------------- -------------------------
NAME                         EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----                         ----------- ------------- ----------- -------------
Terry G. Lee................   224,983            0     $491,166      $    0
Harry Manko.................    63,744       11,666      310,890           0
Mary George.................    99,500       49,000      224,011      10,584
Robert A. McCaughen.........     6,666       13,334        4,920       3,080
Linda Bounds................    33,125       20,000       74,700       4,320

DIRECTOR COMPENSATION

  In Fiscal 1998, each non-employee director received 2,212 options at $4.52 per share in lieu of a cash retainer fee and 2,000 options at $9.03 per share for continuing service on the Board.

  In Fiscal 1998, Mr. Matthews received aggregate compensation of $45,600 for consulting services provided to the Company. See also "Compensation Committee Interlocks and Insider Participation".

EMPLOYMENT AGREEMENTS

  The Company has an employment agreement with Mr. Lee which provides that he will serve as Chairman of the Board and Chief Executive Officer of the Company which, as described below, will be replaced following consummation of the Bell Merger. The employment agreement is for a term expiring on June 30, 1999 unless terminated earlier in the event of the employee's death or disability, termination by the Company with or without cause (as defined in the agreement) or termination by the employee with or without good reason (as defined in the agreement), with automatic renewals for successive one-year periods after the initial term thereof unless either the Company or Mr. Lee terminates such renewal provision at least one year prior to any such renewal. The agreement provides for an initial annual base salary of $375,000, annual salary increases and annual cash bonuses based on actual operating income as compared to projected operating income targets approved by the Board of Directors, up to a maximum annual bonus of 125% of Mr. Lee's then existing base salary. Under the employment agreement, Mr. Lee is entitled to participate in the Company's benefit plans and programs and to reimbursement for any deductibles and co-payments related to medical expenses. In the event of a change in control of the Company during the two year period ending June 30, 1999, the terms of the employment agreement will automatically be extended for a two-year period following such change in control. Under the employment agreement, in the event of early termination of employment by the Company without cause or by Mr. Lee for good reason, the Company will continue to pay Mr. Lee his base salary, bonus and all other benefits payable for two years or until the end of the term of the employment agreement, whichever is longer. In the event of early termination of employment due to the disability of Mr. Lee, the Company will continue to pay Mr. Lee his base salary until the end of the term of the agreement, less all payments under any disability plan covering Mr. Lee. In the event of early termination of employment due to the death of Mr. Lee, the Company will pay Mr. Lee's executor or administrator four months of base salary and bonus. In the event that the Company terminates the automatic renewal provision, the Company will continue to pay Mr. Lee his base salary, bonus and all other benefits otherwise payable for six months following the expiration of the term of the employment agreement. The agreement provides for a noncompetition period following termination of employment prior to a change in control of the Company which will extend for two years or the period of salary continuation payments, whichever is longer.

  The Company has entered into a noncompetition agreement with Mr. Lee which provides that if Mr. Lee's employment with the Company is terminated upon certain circumstances and subject to certain limitations, Mr. Lee will not compete against the Company for a two-year period after a change in control of the Company (as defined in the noncompetition agreement) in any place in which the Company has engaged in such business during the term of Mr. Lee's employment. In consideration of the foregoing, Mr. Lee will be entitled to receive from the Company, within 5 days following the date of the commencement of such two-year period, a lump-sum cash amount equal to (i) three times Mr. Lee's highest annual base salary in effect during the 12-month period prior to the date of termination of Mr. Lee's employment, plus (ii) three times Mr. Lee's average annual bonus paid or payable, including by reason of deferral, from the Company over the five fiscal years of the Company immediately preceding the fiscal year in which the change in control occurs.

  The Company has an employment agreement with Mr. Manko, which provides that Mr. Manko will serve as Vice Chairman of the Board of Directors of the Company and as Chairman of AMRE and of the specialty retail division of the Company. The employment agreement is for a term ending on December 31, 1998, unless terminated earlier for any reason which is the same as those provided in the employment agreement with Mr. Lee. The employment agreement provides for an annual base salary of $250,000 through June 28, 1996 and thereafter, annual salary increases, and annual cash bonuses for fiscal years ending on or after June 30, 1997 based on actual operating income as compared to projected operating income targets approved by the Board of Directors, up to a maximum annual bonus of 125% of his then existing base salary. Under the employment agreement, Mr. Manko is entitled to participate in the Company's benefit plans and programs. The employment agreement provides that in the event of early termination of employment by the Company without cause (as defined in the agreement) or by Mr. Manko for good reason (as defined in the agreement), the Company will continue to pay Mr. Manko his base salary and all other benefits otherwise payable until the end of the term of the employment agreement, and if such termination occurs following a change in control of the Company, Mr. Manko will be entitled to receive a lump sum amount equal to the present value of such payments. In the event of early termination of employment due to the disability or death of Mr. Manko, the Company will continue to pay Mr. Manko, or his executor or administrator in the event of his death, his base salary, bonus and all other benefits otherwise payable for a period of four months following such termination of employment. Mr. Manko's employment agreement also provides for a noncompetition period following termination of employment which would extend for two years or the period of salary continuation payments, whichever is longer.

  The Company has an employment agreement with Ms. George which provides that she will serve as President and Chief Operating Officer of the Company. The employment agreement is for a term ending on February 15, 2000 unless terminated earlier in the event of Ms. George's death or disability, termination by the Company with or without cause (as defined in the agreement) or termination by Ms. George. The agreement, which was amended effective July 1, 1997, provides for an annual base salary of $300,000, subject to annual increases in the discretion of the Company, annual cash bonuses in accordance with the Company's management incentive program and grants of restricted phantom stock units if the Common Stock trades at specified prices, the number of such Units to be based upon a multiple of one or two times the amount of Ms. George's base salary divided by the market price of the Common Stock. Such restricted phantom stock units vest upon the earlier of the termination of Ms. George's employment or a Change in Control of the Company (as defined in the agreement), provided that unvested restricted phantom stock units are forfeited if Ms. George's employment is terminated by the Company for cause or voluntarily by Ms. George. Under the agreement, as amended, Ms. George is entitled to participate in the Company's benefit plans and programs, reimbursement for any deductibles and co-payments related to medical expenses and reimbursement of automobile expenses and her expenses for commuting to San Jose. In the event of early termination of Ms. George's employment by the Company without cause or voluntarily by Ms. George, the Company will continue to pay Ms. George her base salary and all other benefits, excluding bonus, for 18 months and, in the case of termination of her employment by the Company without cause, Ms. George's restricted phantom stock units vest and her unexercisable stock options become exercisable.

  Ms. George has also entered into a letter agreement with HB Acquisition (the "George Equity Agreement") pursuant to which she will exchange a portion of her options to purchase Common Stock for options to purchase capital stock of the Company after the Bell Merger. Each share of Common Stock subject to an option held by Ms. George that will be exchanged will be, for purposes of such exchange, valued at the cash conversion price specified in the Merger Agreement (exclusive of indemnification rights limited to an amount necessary to avoid adverse tax consequences to Ms. George arising from such exchange).

  In connection with the relocation of the Company's corporate offices to San Jose, California during 1997, Mr. Kosick and the Company agreed that Mr. Kosick would serve as U.S. Group President of the Company and that the Company would reimburse Mr. Kosick for his commuting expenses and his living expenses in San Jose. Mr. Kosick and the Company also agreed that, due to such relocation, Mr. Kosick could elect to terminate his employment with the Company and that such termination would constitute a "termination of his employment for good reason" within the meaning of his employment agreement with the Company. Mr. Kosick subsequently determined to terminate his employment with the Company for that reason. In accordance of the terms of his employment agreement, Mr. Kosick became entitled to receive his base salary, bonus and all other benefits payable for a two year period following the termination of his employment with the Company. The Company and Mr. Kosick agreed that his Company stock options would become exercisable in full and remain exercisable during such two year period and for 90 days thereafter. In addition, the Company agreed that his unvested restricted stock and phantom stock units would become fully vested. Mr. Kosick agreed that a bonus payment of $100,000 made to him on December 5, 1997 would be in lieu of any further bonus payments to which he would have been entitled pursuant to his employment agreement.

  The Company has a memorandum of understanding with Mr. McCaughen which provides that he will serve as President of the Company's Canadian operations for a term ending on June 30, 1999. Effective July 1, 1997, Mr. McCaughen became entitled to an annual base salary of $150,000 and is eligible to receive an annual cash bonus of up to 50% of such base salary in accordance with the Company's management incentive programs.

  The Company has an employment agreement with Ms. Bounds which provides that she will serve as the Senior Vice President, Chief Financial Officer, Treasurer and Secretary of Bell Sports Corp. and Bell Sports, Inc. The employment agreement is for a term ending on March 31, 2000 unless terminated earlier in the event of Ms. Bounds' death or disability, termination by the Company with or without cause (as defined in the agreement) or by Ms. Bounds. The agreement provides for an annual base salary of $160,000, subject to annual increases in the discretion of the Company, annual bonuses in accordance with the Company's management incentive program, with Ms. Bounds participating in such program at a level which would result in a performance bonus equal to 50% of her base salary if the target level of performance were achieved. Ms. Bounds is entitled to a cash automobile allowance in the amount of $400 per month. In the event of an early termination of the employment agreement by the Company without cause or by Ms. Bounds for good reason (as defined in the agreement), the Company will continue to pay Ms. Bounds her base salary and all other benefits, excluding bonus, for 18 months and her coverage under the medical, dental, life and long-term disability insurance policies maintained by the Company will remain in effect during such period and all of her Company stock options will become exercisable in full. The Company and Ms. Bounds have agreed that her employment with the Company will terminate on December 31, 1998 or such earlier date as the Company shall determine, and that she will be entitled to the benefits described in the immediately preceding sentence. The agreement provides for an employee noncompetition/nonsolicitation period continuing until two years after the termination of Ms. Bounds' employment thereunder.

  The Company has entered into a severance agreement with Mr. Lee which provides that if Mr. Lee's employment with the Company is terminated upon certain circumstances (a "Qualifying Termination") during the two-year period after a change in control (as defined in the agreement), Mr. Lee will receive a severance payment and certain insurance benefits. A Qualifying Termination includes a termination of employment with the Company, except for cause, death or disability, or by Mr. Lee during such two-year period for good reason (as defined in the agreement) or for any reason during the 30-day period commencing ninety days after the change in control. The severance payments and other benefits to be provided to Mr. Lee upon a Qualifying Termination would be determined in accordance with his severance agreement and not his employment agreement.

  Upon a Qualifying Termination, Mr. Lee will be entitled to receive any earned unpaid base salary, deferred compensation and accrued vacation pay and the value of any unvested employer contributions for his benefit under the Company's 401(k) Plan. For the one-year period commencing with the Qualifying Termination, Mr. Lee will be entitled to cause the Company to repurchase certain shares of Common Stock owned by him in the same manner as provided in his employment agreement. Mr. Lee will also be entitled to receive certain insurance benefits for the three-year period commencing with the date of the termination.

  If it is determined that payments made to Mr. Lee under his severance agreement or otherwise would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") and it is determined that the payments made to Mr. Lee after imposition of such excise tax would be less than the amount he would receive if he received the maximum amount that could be paid to him without the imposition of such excise tax, then the amount paid under his severance agreement will be reduced so that the payments made to him will be one dollar less than the amount that would require payment of such excise tax.

  The Company has also entered into a severance agreement with Mr. McCaughen which provides that if Mr. McCaughen's employment with the Company is terminated upon certain circumstances (a "Qualifying Termination") during the two-year period after a Change in Control (as defined in the agreement), Mr. McCaughen will receive a severance payment and certain insurance benefits. A Qualifying Termination includes the termination of employment with the Company, except for cause, death or disability, or by Mr. McCaughen during such two-year period (as defined in the agreement). The severance payments and other benefits to be provided to Mr. McCaughen upon a Qualifying Termination would be determined in accordance with his severance agreement and not his employment agreement.

  Upon a Qualifying Termination, Mr. McCaughen will be entitled to receive any earned unpaid base salary, deferred compensation and accrued vacation pay. Mr. McCaughen will also be entitled to receive from the Company, within 30 days following the date of termination of Mr. McCaughen's employment, a lump sum amount in an amount equal to Mr. McCaughen's highest annual base salary in effect during the 12-month period prior to such date of termination and reimbursement for certain outplacement expenses. Mr. McCaughen will also be entitled to receive certain insurance benefits for the one-year period commencing with the date of termination.

  In the case of a merger, consolidation, dissolution or liquidation of the Company, or in any other case in which the Management Stock Incentive Committee determines that it is in the Company's best interest, the Management Stock Incentive Committee may accelerate the exercisability of any outstanding stock options issued under the 1991 Plan, the 1992 Plan or the 1996 Plan. Each option to purchase Common Stock previously issued by the Company that is outstanding immediately prior to the consummation of the Bell Merger (other than options subject to the George Equity Agreement) will become fully vested and exercisable immediately prior to the consummation of the Bell Merger. The holder of any such option will be entitled to receive, for each share of Common Stock subject thereto, a cash payment in an amount equal to the excess, if any, of the per share Merger Consideration over the applicable per share exercise price.

  In connection with the Bell Merger, Mr. Lee entered into an amended and restated employment agreement with the Company (the "Lee Employment Agreement") which will become effective upon the consummation of the Bell Merger and which will replace his current employment, severance and noncompetition agreements with the Company. The Lee Employment Agreement has a term of two years and provides for Mr. Lee to serve as the Chairman of the Board of the Company on a full-time basis for six months beginning at the consummation of the Bell Merger and on a part-time basis thereafter. Mr. Lee's base salary will be $415,000 per annum during his full-time employment and $207,500 per annum during his part-time employment. Under the Lee Employment Agreement, the Company will pay Mr. Lee a one-time cash bonus equal to $860,800 upon the consummation of the Bell Merger. Mr. Lee will also be eligible for an annual performance bonus if certain pre-established net income criteria are met by the Company. The potential amount of this performance bonus ranges from 25% to 125% of Mr. Lee's base salary during fiscal 1998 and from 12.5% to 62.5% of his base salary during fiscal 1999.

  In the event Mr. Lee's employment is terminated by the Company for any reason other than cause or by Mr. Lee for good reason, the Lee Employment Agreement provides for the payment of Mr. Lee's base salary and any prorated bonus up to the date of termination and the continued payment of his base salary, bonus and all other benefits which would otherwise have been payable for the remainder of the term of the agreement. Additionally, in such event, any options to purchase securities of the Company granted to Mr. Lee after the consummation of the Bell Merger will vest and become immediately exercisable. If, however, Mr. Lee's employment is terminated by the Company for cause or by Mr. Lee for any reason other than good reason, the Company will not be obligated to pay Mr. Lee any prorated bonus or continue his salary or bonus opportunities past the date of termination. In the event termination of Mr. Lee's employment is due to Mr. Lee's death or disability, the Company will be obligated to pay certain additional amounts past the date of such event. The Lee Employment Agreement contains a customary provision providing for the non-disclosure of confidential information. The Lee Employment Agreement also contains a noncompetition and nonsolicitation agreement for five years following the consummation of the Bell Merger in consideration for which Mr. Lee will be paid a total of $1,500,000 in three equal annual installments, commencing upon the consummation of the Bell Merger.

  In connection with the Bell Merger, Ms. George entered into an amended and restated employment agreement with the Company (the "George Employment Agreement") which will become effective upon the consummation of the Bell Merger and which will replace her current employment agreement with the Company. The George Employment Agreement has a term of five years and provides for Ms. George to serve as the President and Chief Executive Officer of the Company following the Bell Merger. Ms. George's base salary will be $350,000 per annum and may be increased annually by the Board. Ms. George will also be eligible for an annual performance bonus in accordance with the Company's management incentive program. The George Employment Agreement provides for such management incentive program to be amended for fiscal 1999 to include an additional measure for determining Ms. George's performance bonus based on the Company's return on assets. In addition, the Company will grant stock options to Ms. George upon the consummation of the Bell Merger equal to 41.76% of the management option pool which will be comprised of 12% of the fully-diluted common equity of the Company existing immediately after the Bell Merger. Fifty percent of such stock options will vest and become exercisable equally over a five-year period beginning on the date that is one year from the consummation of the Bell Merger. The remaining 50% percent of the stock options will vest and become exercisable over such five-year period according to annual performance criteria established by the Compensation Committee of the Board of Directors of the Company. The terms and conditions of the awards to be received by Ms. George may change upon development and implementation by the Company of an equity-based management incentive program (described below).

  In the event Ms. George's employment is terminated by the Company for reason other than cause or by Ms. George for any reason, the George Employment Agreement provides for the payment of Ms. George's base salary and any prorated bonus up to the date of termination and the continued payment of Ms. George's base salary and other benefits, excluding bonus, for a period of 18 months following the date of termination. Additionally, if Ms. George's employment is terminated by the Company for reason other than cause or by Ms. George for good reason, certain of Ms. George's stock options will vest and become immediately exercisable. If, however, Ms. George's employment is terminated by the Company for cause, the Company will not be obligated to pay Ms. George any prorated bonus or continue her salary past the date of termination. In the event that the termination of Ms. George's employment is due to Ms. George's death or disability, the Company will not be obligated to pay additional salary past the date of such event, but Ms. George's stock options will vest and become immediately exercisable and a prorated bonus may be payable. Upon termination of Ms. George's employment prior to an initial public offering of the Company's equity securities, the Company or its designee will have the right to purchase and Ms. George will have the obligation to sell any equity interests in the Company held by Ms. George and exercisable at the time of termination at the fair market value of such equity interests. Similarly, in the event of such a termination of her employment, Ms. George will have the right to sell and the Company or its designee will have the obligation to purchase all or any portion of any equity interests in the Company held by Ms. George and exercisable at the time of termination at the fair market value of such equity interests. The George Employment Agreement also contains a customary provision providing for the non-disclosure of confidential information and a noncompetition and non-solicitation agreement for two years following the end of Ms. George's employment by the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Mr. Lee and Mr. Matthews are the general partners of Mission Leasing and Hayden Leasing ("Hayden Leasing"), general partnerships. On November 1, 1995, the Company entered into a lease agreement with Hayden Leasing pursuant to which the Company leased an airplane for a monthly fee of $3,000 during fiscal 1998. This lease agreement terminates on June 30, 1999. The Company also leases automobiles for certain of its employees from Hayden Leasing. Payments under these leases, excluding operating expenses, approximated $8,990 during fiscal 1998. Operating expenses approximated $62,759 during fiscal 1998.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information as of July 17, 1998 concerning beneficial ownership of Common Stock by each person known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, each director, each Named Executive Officer and all directors and executive officers of the Company as a group. Unless otherwise noted, the listed persons have sole voting and dispositive power with respect to the shares of Common Stock held in their names, subject to community property laws if applicable.

                                             NUMBER OF SHARES  PERCENT OF TOTAL
                                             OF COMMON STOCK     OUTSTANDING
NAME OF BENEFICIAL HOLDER                   BENEFICIALLY OWNED      SHARES
-------------------------                   ------------------ ----------------
Terry G. Lee (1)...........................       396,450             2.8%
Harry H. Manko (2).........................       372,216             2.7%
Mary J. George (3).........................       131,082               *
Howard A. Kosick (4).......................       130,657               *
Robert Alan McCaughen (5)..................        24,640               *
Linda K. Bounds (6)........................        40,292               *
W. Leo Kiely III (7).......................        13,213               *
Kenneth K. Harkness (8)....................        16,913               *
Frederick D. Winter (8)....................        16,913               *
Phillip D. Matthews (9)....................        28,727               *
Christopher Wright (10)....................       256,349             1.8%
Michael R. Hannon (11).....................     2,293,493            16.5%
Arnold L. Chavkin (11).....................     2,293,493            16.5%
CB Capital Investors, Inc. (12)............     2,281,080            16.4%
Dimensional Fund Advisors Inc. (13)........       873,179             6.3%
Loomis, Sayles & Company, L.P. (14)........       847,758             5.8%
All directors and executive officers as a
 group (15 persons)(14)....................     3,737,837            25.6%

--------
     *Less than one percent.
 (1) The shares of Common Stock beneficially owned by Mr. Lee include 224,983 shares issuable upon the exercise of options which are exercisable or which will become exercisable within 60 days following the date of this Annual Report and 7,082 shares with respect to which Mr. Lee has sole voting power but not dispositive power.
 (2) The shares of Common Stock beneficially owned by Mr. Manko include 75,410 shares issuable upon the exercise of options which are exercisable or which will become exercisable within 60 days following the date of this Annual Report.
 (3) The shares of Common Stock beneficially owned by Ms. George include 124,000 shares issuable upon the exercise of options which are exercisable or which will become exercisable within 60 days following the date of this Annual Report and 7,082 shares with respect to which Ms. George has sole voting power but not dispositive power.
 (4) The shares of Common Stock beneficially owned by Mr. Kosick include 123,575 shares issuable upon the exercise of options which are exercisable or which will become exercisable within 60 days following the date of this Annual Report and 7,082 shares with respect to which Mr. Kosick has sole voting power but not dispositive power.
 (5) The shares of Common Stock beneficially owned by Mr. McCaughen include 9,999 shares issuable upon the exercise of options which are exercisable or which will become exercisable within 60 days following the date of this Annual Report.
 (6) The shares of Common Stock beneficially owned by Ms. Bounds include 39,792 shares issuable upon the exercise of options which are exercisable or which will become exercisable within 60 days following the date of this Annual Report.
 (7) The shares of Common Stock beneficially owned by Mr. Kiely include 12,413 shares issuable upon the exercise of options which are exercisable or which will become exercisable within 60 days following the date of this Annual Report.
 (8) The shares of Common Stock beneficially owned are shares issuable upon the exercise of options which are exercisable or which will become exercisable within 60 days following the date of this Annual Report.
 (9) The shares of Common Stock beneficially owned by Mr. Matthews include 14,413 shares issuable upon the exercise of options which are exercisable or which will become exercisable within 60 days following the date of this Annual Report.

(10) Mr. Wright is the general manager of the investment advisor to KB. Mr. Wright beneficially owns 14,413 shares issuable upon the exercise of options which will be exercisable or which will become exercisable within 60 days following the date of this Annual Report. The remaining 241,936 shares of Common Stock shown above are owned by KB; however, by reason of his position with respect to the investment advisor to KB, Mr. Wright may be deemed to beneficially own all of the shares owned by KB, with shared voting and investment power over the shares. Mr. Wright disclaims beneficial ownership of shares owned by KB.
(11) These shares of Common Stock beneficially owned by Messrs. Chavkin and Hannon include, for each, 12,413 shares each issuable upon the exercise of options which are exercisable or which will become exercisable within 60 days following the date of this Annual Report. Mr. Chavkin and Mr. Hannon are General Partners of CCP, an affiliate of CB Capital Investors, L.P. ("CBCI"). Accordingly, Messrs. Chavkin and Hannon may be deemed to be the beneficial owners of the 2,281,080 shares of Common Stock held by CBCI. Each of Messrs. Chavkin and Hannon disclaims beneficial ownership of shares owned by CBCI.
(12) Based on a Schedule 13G/A filed with the SEC as of April 9, 1998. Such
     Schedule 13G/A reports that CBCI is the assignee of CB Capital Investors, Inc. and that as part of an internal reorganization, all of the investment holdings of CB Capital Investors, Inc. were contributed to CBCI. In connection with the Bell Merger, CBCI is expected to exchange $5.0 million worth of shares of Common Stock valued at the Per Share Merger Consideration for HB Acquisition Capital Stock. The exchange of shares by CBCI does not represent a purchase, sale or other change in such equity investment for the Company's accounting or tax purposes or any funds or proceeds paid to or used by the Company in the Bell Merger, and does not necessarily represent a market valuation for such shares. The address of CBCI is 380 Madison Avenue, 12th Floor, New York, New York, 10017.
(13) Based on a Schedule 13G/A filed with the SEC as of February 10, 1998 which reports sole voting power with respect to 583,167 shares of Common Stock and sole dispositive power with respect to 873,179 shares of Common Stock. Such Schedule 13G/A reports that the securities reported are owned by advisory clients of Dimensional Fund Advisors Inc. and that Dimensional Fund Advisors Inc. disclaims beneficial ownership of all such securities. The address of Dimensional Fund Advisors Inc. is 1299 Ocean Ave., 11th Floor, Santa Monica, California 90401.
(14) Based on a Schedule 13G filed with the SEC as of February 12, 1998 which reports sole voting power with respect to 715,685 shares of Common Stock, shared voting power with respect to 118,663 shares of Common Stock and shared dispositive power with respect to 847,758 shares of Common Stock. Such Schedule 13G reports that it was filed with respect to shares of Common Stock that Loomis, Sayles & Company, L.P. has a right to acquire as a result of its beneficial ownership of convertible securities of the Company. The address of Loomis, Sayles & Company, L.P. is One Financial Center, Boston, Massachusetts, 02111.
(15) The shares of Common Stock beneficially owned include 697,650 shares issuable upon the exercise of options to purchase Common Stock which are exercisable or which will become exercisable within 60 days following the date of this Annual Report as well as the shares beneficially owned by KB or CBCI.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  During fiscal 1998, in connection with the relocation of Mr. Bracy's primary residence, the Company made a non-interest bearing secured loan of $150,000 to Mr. Bracy, which remains outstanding as of July 17, 1998. The loan is due upon the earlier of (i) termination of employment, (ii) dissolution or liquidation of Bell Sports, Inc., or (iii) April 8, 2001. Half of any bonus award earned by Mr. Bracy will be applied to reduce the outstanding balance of such loan. The loan is secured by a collateral pledge agreement with respect to security with includes Common Stock issuable upon the exercise of options granted to Mr. Bracy.

  During fiscal 1997, the Company made a non-interest bearing secured loan of $65,000 to Ms. George, which remains outstanding as of October 1, 1997. The loan is due upon the earlier of (i) termination of employment,
(ii) dissolution or liquidation of Bell Sports, Inc., or (iii) September 24, 1999. Half of any cash bonus award earned by Ms. George will be applied to reduce the outstanding balance of such loan. The loan is secured by a collateral pledge agreement with respect to security which includes Common Stock issuable upon the exercise of options granted to Ms. George.

  See "Compensation Committee Interlocks and Insider Participation" and "Employment Agreements."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The consolidated financial statements, other financial data and consolidated financial schedules of the Company and its subsidiaries, listed below are included as part of this report:

 PAGE NO.
 --------
    18    Report of independent accountants on consolidated financial statements
    19    Consolidated balance sheets--June 27, 1998 and June 28, 1997.
    20    Consolidated statements of operations--years ended June 27, 1998,
          June 28, 1997, and June 29, 1996.
    22    Consolidated statements of cash flows--years ended June 27, 1998,
          June 28, 1997, and June 29, 1996.
    23    Notes to consolidated financial statements
    61    Schedule II--Valuation and qualifying accounts
    62    Report of independent accountants on financial statement schedule

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

     NUMBER DESCRIPTION
     ------ -----------
      3(i)  Restated Certificate of Incorporation of the Registrant, as amended by the Certificate of Designation of Series A Junior Participating
            Preferred Stock of the Registrant and as further amended on June
            27, 1995 (Exhibit 4 (1) to the Registrant's Registration Statement
            on Form S-8, File No. 33-94296)
      3(ii) Bylaws of the Registrant (Exhibit 4 (2) to the Registrant's
            Registration Statement on Form S-8, File No. 33-94296)
       4.1  Certificate of Designation of Series A Junior Participating
            Preferred Stock of Bell Sports Corp. (Exhibit 4 (2) to the
            Registrant's Registration Statement on Form S-4, File No. 33-92344)
       4.2  Stockholders Rights Agreement (the "Stockholders Rights Agreement")
            dated as of September 22, 1994 between the Registrant and Harris
            Trust & Savings Bank, as Rights Agent (Exhibit 1 of the
            Registrant's Registration Statement on Form 8-A dated September 27,
            1994)
       4.3  First Amendment dated February 15, 1995 to the Stockholders Rights
            Agreement (Exhibit 4 of the Registrant's Current Report on Form 8-K
            dated February 15, 1995)
       4.4  Second Amendment to Stockholders Rights Agreement dated February
            17, 1998 (Exhibit 4 to the Registrant's Current Report on Form 8-K
            dated February 17, 1998)
       4.5  Indenture, dated as of November 15, 1993, between the Registrant
            (Exhibit 4 (1) to the Registrant's Current Report on Form 8-K dated
            October 26, 1993)

     NUMBER DESCRIPTION
     ------ -----------
      4.6   Agreement and Plan of Recapitalization and Merger between the
            Registrant and HB Acquisition Corporation dated February 17, 1998
            (Exhibit 2 to the Registrant's Current Report on Form 8-K dated
            February 17, 1998)
      4.7   First Amendment to Agreement and Plan of Recapitalization and
            Merger between the Registrant and HB Acquisition Corporation dated
            April 8, 1998 (Exhibit 2 to the Registrant's Current Report on Form
            8-K dated April 8, 1998)
     10.1   Employment Agreement dated as of June 13, 1995 among Registrant,
            Bell Sports, Inc. and Terry G. Lee (Exhibit 10 (1) to the
            Registrant's Annual Report on Form 10-K for the fiscal year ended
            July 1, 1995)
     10.2   Severance Agreement dated as of January 3, 1995 among Registrant,
            Bell Sports, Inc. and Terry G. Lee (Exhibit 10 (2) to the
            Registrant's Quarterly Report on Form 10-Q for the quarter ended
            December 31, 1994)
     10.3   Amendment to Severance Agreement dated December 8, 1997 between the
            Registrant, Bell Sports, Inc. and Terry G. Lee (Exhibit 10 (1) to
            Registrant's Quarterly Report on Form 10-Q for the quarter ended
            December 27, 1997)
     10.4   Phantom Stock Unit Agreement dated as of September 23, 1997 between
            Registrant and Terry G. Lee (Exhibit 10 (3) to the Registrant's
            Annual Report on Form 10-K for the fiscal year ended June 28, 1997)
     10.5   Noncompetition Agreement dated December 8, 1997 between the
            Registrant, Bell Sports, Inc. and Terry G. Lee (Exhibit 10 (2) to
            Registrant's Quarterly Report on Form 10-Q for the quarter ended
            December 27, 1997)
     10.6   Amended and Restated Employment Agreement dated as of February 17,
            1998 among Registrant, Bell Sports, Inc. and Terry G. Lee (Exhibit
            10 (1) to the Registrant's Quarterly Report on Form 10-Q for the
            quarter ended March 28, 1998)
     10.7   Memorandum reference Employment Outline for Bill Bracy dated
            November 26, 1997 (Exhibit 10 (6) to Registrant's Quarterly Report
            of Form 10-Q for the quarter ended December 27, 1997)
     10.8   Severance Agreement dated December 1, 1997 between the Registrant,
            Bell Sports, Inc. and Bill Bracy (Exhibit 10 (7) to the
            Registrant's Quarterly Report of Form 10-Q for the quarter ended
            December 27, 1997)
     10.9   Promissory Note dated April 8, 1998 between Bell Sports, Inc., and
            Bill Bracy (Exhibit 10 (4) to Registrant's Quarterly Report of Form
            10-Q for the quarter ended March 28, 1998)
     10.10  Collateral Pledge Agreement dated April 8, 1998 between Bell
            Sports, Inc. and Bill Bracy (Exhibit 10 (5) to the Registrant's
            Quarterly Report of Form 10-Q for the quarter ended March 28, 1998)
     10.11  Employment Agreement dated as of June 13, 1995 among Registrant,
            American Recreation Company Holdings, Inc. and Harry H. Manko
            (Exhibit 10 (1) to the Registrant's Annual Report on Form 10-K for
            the fiscal year ended July 1, 1995)
     10.12  Employment Agreement dated as of February 15, 1997 among
            Registrant, Bell Sports, Inc. and Mary J. George (Exhibit 10 (1) to
            the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997)
     10.13  Amendment to Employment Agreement dated as of August 29, 1997 among
            Registrant, Bell Sports, Inc. and Mary J. George (Exhibit 10 (9) to
            the Registrant's Annual Report on Form 10-K for the fiscal year ended July 28, 1997)
     10.14  Promissory Note between Bell Sports, Inc. and Mary George dated
            September 24, 1996 (Exhibit 10 (1) to the Registrant's Quarterly
            Report on Form 10-Q for the quarter ended September 27, 1997)

     NUMBER DESCRIPTION
     ------ -----------
     10.15  Collateral Pledge Agreement between Bell Sports, Inc. and Mary
            George dated September 24, 1996 (Exhibit 10 (2) to the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended September 27,
            1997)
     10.16  Phantom Stock Unit Agreement dated as of September 23, 1997 between
            Registrant and Mary J. George (Exhibit 10 (10) to the Registrant's
            Annual Report on Form 10-K for the fiscal year ended June 28, 1997)
     10.17  Amended and Restated Employment Agreement dated as of February 17,
            1998 among Registrant, Bell Sports, Inc. and Mary J. George
            (Exhibit 10 (2) to the Registrant's Quarterly Report on Form 10-Q
            for the quarter ended March 28, 1998)
     10.18  Employment Agreement dated as of April 25, 1997 among Registrant,
            Bell Sports, Inc. and Linda K. Bounds (Exhibit 10 (2) to the
            Registrant's Quarterly Report on Form 10-Q for the quarter ended
            March 29, 1997)
     10.19  Phantom Stock Unit Agreement dated as of September 23, 1997 between
            Registrant and Linda K. Bounds (Exhibit 10 (12) to the Registrant's
            Annual Report on Form 10-K for the fiscal year ended June 28, 1997)
     10.20  Memorandum of Understanding dated January 28, 1998 between
            Registrant and Linda K. Bounds (Exhibit 10 (3) to the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended March 28, 1998)
     10.21  Memorandum reference Employment Contract Outline for Robert A.
            McCaughen dated April 10, 1997 (Exhibit 10 (14) to the Registrant's
            Annual Report on Form 10-K for the fiscal year ended June 28, 1997)
     10.22  Severance Agreement dated September 24, 1997 between Registrant,
            Bell Sports, Inc. and Robert Alan McCaughen (Exhibit 10 (13) to the
            Registrant's Annual Report on Form 10-K for the fiscal year ended
            June 28, 1997)
     10.23  Amendment to Severance Agreement dated December 8, 1997 between the
            Registrant, Bell Sports, Inc. and Robert Alan McCaughen (Exhibit 10
            (5) to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 27, 1997)
     10.24  Employment Agreement dated as of June 13, 1995 among Registrant,
            Bell Sports, Inc. and Howard A. Kosick (Exhibit 10 (1) to the
            Registrant's Annual Report on Form 10-K for the fiscal year ended
            July 1, 1995)
     10.25  Amendment to Severance Agreement dated December 8, 1997 between the
            Registrant, Bell Sports, Inc. and Howard A. Kosick (Exhibit 10 (3)
            to Registrant's Quarterly Report on Form 10-Q for the quarter ended
            December 27, 1997)
     10.26  Memorandum of Understanding dated December 10, 1997 between
            Registrant, Bell Sports, Inc. and Howard A. Kosick (Exhibit 10 (4)
            to Registrant's Quarterly Report on Form 10-Q for the quarter ended
            December 27, 1997)
     10.27  Restated and Amended 1991 Management Stock Incentive Plan (Exhibit
            10 (24) to the Registrant's Annual Report on Form 10-K for the
            fiscal year ended June 27, 1992)
     10.28  Restated and Amended 1992 Management Stock Incentive Plan (Exhibit
            4 (3) to the Registrant's Registration Statement on Form S-8, File
            No. 33-94296)
     10.29  American Recreation Company Holdings, Inc. Stock Option Plan
            (Exhibit 4 (3) to the Registrant's Registration Statement on Form
            S-8, File No. 33-94298)
     10.30  Restated and Amended 1992 Outside Directors Stock Option Plan,
            (Exhibit 10 (25) to the Registrant's Annual Report on Form 10-K for
            the fiscal year ended June 27, 1992)
     10.31  Restated and Amended 1993 Outside Directors Stock Option Plan,
            (Exhibit 10 (1) to the Registrant's Quarterly Report on Form 10-Q
            for the quarter ended December 28, 1996)

     NUMBER DESCRIPTION
     ------ -----------
     10.32  1996 Stock Option Plan (Exhibit 4 (c) to the Registrant's
            Registration Statement on Form S-8, File No. 333-4468)
     10.33  U.S. $100,000,000 Multicurrency Credit Agreement dated as of
            February 15, 1996 Among Bell Sports Corp., the guarantors party thereto, the banks party thereto, and Harris Trust and Savings Bank as Agent (Exhibit 10 to the Registrant's Quarterly Report on Form
            10-Q for the fiscal quarter ended March 30, 1996)
     10.34  First Amendment to Credit Agreement dated April 22, 1996 between
            Bell Sports Corp., the guarantors party thereto, the banks party thereto, and Harris Trust and Savings Bank as Agent (Exhibit 10
            (14) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 29, 1996)
     10.35  Second Amendment to the Credit Agreement dated August 9, 1996 between Bell Sports Corp., the guarantors party thereto, the banks party thereto, and Harris Trust and Savings Bank as Agent (Exhibit
            10 (15) to the Registrant's Annual Report on Form 10-K for the
            fiscal year ended June 29, 1996)
     10.36  Third Amendment to the Credit Agreement dated April 28, 1997 between Bell Sports Corp., the guarantors party thereto, the banks party thereto, and Harris Trust and Savings Bank as Agent (Exhibit
            10 (5) to the Registrant's Current Report on Form 8-K dated April
            29, 1997)
     10.37  Form of Vehicle Lease Agreement between Bell Sports, Inc. and
            Mission Leasing, (Exhibit 10 (77) to the Registrant's Registration
            Statement on Form S-1, File No. 33-45868)
     10.38  Form of Equipment Lease Agreement between Bell Sports, Inc. and
            Mission Leasing, (Exhibit 10 (78) to the Registrant's Registration
            Statement on Form S-1, File No. 33-45868)
     10.39  Lease of Aircraft between Bell Sports, Inc. and Hayden Leasing,
            L.C. dated November 1, 1995
      21*   Subsidiaries of the Registrant
      23*   Consent of PricewaterhouseCoopers LLP
     27.1*  Financial data schedule for 1998
     27.2*  Restated financial data schedule for 1997

--------
*Filed herewith

  Exhibits 10.1 through 10.32 listed are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS REGISTRATION STATEMENT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON THIS 27TH DAY OF JULY, 1998.

                   NAME
                   ----


           /s/ Terry G. Lee                 Chairman and Chief Executive Officer
___________________________________________ (principal executive officer)
               Terry G. Lee

          /s/ Linda K. Bounds               Chief Financial Officer, Secretary and
___________________________________________ Treasurer (principal financial and
              Linda K. Bounds               accounting officer)

          /s/ Harry H. Manko                Director and Vice Chairman
___________________________________________
              Harry H. Manko

        /s/ Phillip D. Matthews             Director
___________________________________________
            Phillip D. Matthews

         /s/ Arnold L. Chavkin              Director
___________________________________________
             Arnold L. Chavkin

         /s/ Michael R. Hannon              Director
___________________________________________
             Michael R. Hannon

        /s/ Kenneth K. Harkness             Director
___________________________________________
            Kenneth K. Harkness

         /s/ W. Leo Kiely, III              Director
___________________________________________
             W. Leo Kiely, III

        /s/ Frederick W. Winter             Director
___________________________________________
            Frederick W. Winter

        /s/ Christopher Wright              Director
___________________________________________
            Christopher Wright

                               BELL SPORTS CORP.

                             SCHEDULE II--VALUATION
                            AND QUALIFYING ACCOUNTS
                       FOR EACH OF THE THREE FISCAL YEARS
                       IN THE PERIOD ENDED JUNE 27, 1998
                                 (IN THOUSANDS)

                                          ADDITIONS
                                    ------------------------
                         BALANCE AT CHARGED TO    CHARGED TO               BALANCE AT
                         BEGINNING  COSTS AND       OTHER                    END OF
                         OF PERIOD   EXPENSES      ACCOUNTS     DEDUCTIONS   PERIOD
                         ---------- ----------    ----------    ---------- ----------
June 27, 1998
Deferred tax asset
 valuation allowance....   $1,970                                 $  172     $1,798
Allowance for doubtful
 accounts...............   $5,021    $(1,077)(b)   $(1,300)       $3,108     $1,690
Inventory valuation
 allowance..............   $3,326    $ 2,340                      $3,367     $2,299
June 28, 1997
Deferred tax asset
 valuation allowance....   $1,305    $   655                                 $1,970
Allowance for doubtful
 accounts...............   $3,448    $ 4,553                      $2,980     $5,021
Inventory valuation
 allowance..............   $6,599    $ 2,876                      $6,149     $3,326
June 29, 1996
Deferred tax asset
 valuation allowance....   $2,001    $  (362)      $  (334)                  $1,305
Allowance for doubtful
 accounts...............   $  647    $ 2,481       $ 1,996 (a)    $1,676     $3,448
Inventory valuation
 allowance..............   $1,298    $ 3,602       $ 9,696 (a)    $7,997     $6,599

--------
(a) Acquisition accrual recorded to goodwill.
(b) Reversal to Loss on Disposal of Product Line.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
and Stockholders of
Bell Sports Corp.

  Our audits of the consolidated financial statements referred to in our report dated July 27, 1998 appearing on page 17 of this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

San Francisco, California
July 27, 1998