Form 10-K405/A
period 1998-06-27
BELL SPORTS CORP
filed 1998-08-14
CIK 884063

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-K/A

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended June 27, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                      For the transition period from  to

                        COMMISSION FILE NUMBER 0-19873

                               BELL SPORTS CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              36-3671789
     (STATE OR OTHER JURISDICTION        (I.R.S. EMPLOYERIDENTIFICATION NO.)
   OFINCORPORATION OR ORGANIZATION)

  6350 SAN IGNACIO AVENUE, SAN JOSE,                    95119
              CALIFORNIA                              (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (408) 574-3400
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      TITLE OF EACH   NAME OF EACH EXCHANGE
      CLASS            ON WHICH REGISTERED
      -------------   ---------------------
      Not applicable
                               ---

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
      Common Stock, $.01 par value................................... 13,915,436

                      DOCUMENTS INCORPORATED BY REFERENCE

  None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  Item 7 of the Annual Report on Form 10-K for the year ended June 27, 1998 filed by Bell Sports Corp. is hereby amended to read in its entirety as follows:

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

  Throughout the 1980s and 1990s, the Company strengthened its position in the bicycle helmet and accessory markets through a series of strategic acquisitions, including: (i) Rhode Gear, a designer and marketer of certain premium bicycle accessories, in November 1989; (ii) Blackburn, a designer and marketer of certain premium bicycle accessories, in November 1992;
(iii) VistaLite, a designer and manufacturer of premium LED safety lights and headlights for bicycles, in January 1994; (iv) SportRack Canada, Inc. ("SportRack"), a designer, manufacturer and marketer of automobile roof rack systems, in May 1995; (v) AMRE, a leading designer, marketer and distributor of bicycle helmets and accessories and marketer of a line of bicycles under the Mongoose brand, in July 1995; and (vi) Giro, a leading designer, manufacturer and marketer of premium bicycle helmets, in January 1996. Through the acquisitions of Rhode Gear, Blackburn, VistaLite and AMRE, the Company became one of the leading marketers and distributors of bicycle accessories in North America. In addition, the acquisition of Giro enhanced the Company's market position in the premium bicycle helmet market segment. Each of the acquisitions described above was accounted for using the purchase method of accounting, and accordingly, the Company's results of operations include the operations of the acquired businesses since their respective dates of acquisition. The Company has also expanded its international presence throughout the 1990s. In 1991, the Company entered the European market by opening a bicycle helmet manufacturing facility in France. In fiscal 1997, the Company continued its international expansion with the opening of a sales, marketing and distribution office in Australia to service the Australian, New Zealand and Pacific Rim markets.

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

  As of June 27, 1998, the Company had domestic net operating loss carryforwards of approximately $32.7 million. The Company's net operating loss carryforwards begin to expire in fiscal 2008. After the Merger, there will be a change of ownership of more than 50%, resulting in an annual limitation of the loss carryforward which may delay or limit the eventual utilization of the carryforwards.

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

  Selling, General and Administrative. Selling, general and administrative expenses were 23% of net sales in both fiscal 1998 and 1997. Selling, general and administrative expenses decreased by $11.9 million to $48.5 million in fiscal 1998 from $60.4 million in fiscal 1997. The decrease was primarily attributable to continued cost savings produced by the Company's cost reduction initiatives and the divestiture of Service Cycle/Mongoose and SportRack.

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

  Restructuring Charges. Restructuring charges were approximately $1.2 million and $4.1 million for fiscal 1998 and 1997, respectively. During fiscal 1998, the Company approved a plan to restructure its European operations. In connection with this plan, in December 1997, the Company consolidated its Paris, France sales and marketing office into its Roche La Moliere, France facility. In addition, the Company consolidated key management functions of Giro Ireland (as defined) and EuroBell (as defined). As a result, in fiscal 1998, the Company recorded $1.2 million of restructuring charges related to facility closing costs and severance benefits.

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

COMPARISON OF THE FISCAL YEAR ENDED JUNE 28, 1997 WITH THE FISCAL YEAR ENDED JUNE 29, 1996

  Net Sales. Net sales decreased 1% to $259.5 million in fiscal 1997 from $262.3 million in fiscal 1996 primarily as a result of the divestiture, at the beginning of the fourth quarter of fiscal 1997, of Service Cycle/Mongoose, which contributed $68.6 million in net sales in fiscal 1996. Excluding the results of Service Cycle/Mongoose and SportRack, net sales increased
$15.1 million, or 8%, to $208.8 million in fiscal 1997 from $193.7 million in fiscal 1996. The increase primarily resulted from higher bicycle accessory shipments to certain major mass merchants, which resulted in an increase in net sales of approximately $5.8 million and higher bicycle helmet shipments in the IBD market, which resulted in an increase in net sales of bicycle helmets of approximately $9.8 million. Approximately $7.7 million of the IBD helmet sales increase was due to the inclusion of Giro (which was acquired in January
1996) for a full year. The increase was partially offset by lower unit helmet volumes and a decrease in the prices of certain helmets sold in the mass merchant channel.

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

  Following the Transactions, the Company's principal sources of liquidity will be cash flow from operations supplemented by borrowings under the Senior Secured Credit Facility.

  In connection with the Merger, the Issuer will issue the Notes for $110.0 million in gross proceeds and will enter into the Senior Secured Credit Facility, which will provide revolving loans in an aggregate amount of up to $60.0 million (including letters of credit), subject to a borrowing base of 85% of eligible accounts receivable and 55% of eligible domestic inventory. As of June 27, 1998, after giving effect to the Transactions, the Issuer anticipates that it would have had $46.3 million available to be borrowed under the Senior Secured Credit Facility. Proceeds to the Issuer from the issuance of the Notes, initial borrowings under the Senior Secured Credit Facility and a portion of the Issuer's available cash will be paid to Holdings to finance, in part, the Transactions and pay the related fees and expenses. In connection with the Merger, the Investors will invest $45.0 million in the equity of HB Acquisition and $15.0 million in Holdings Senior Discount Notes. See "The Transactions" and "Description of Senior Secured Credit Facility."

  Management believes that, upon completion of the Transactions, cash flow from operations and borrowing availability under the Senior Secured Credit Facility will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures, debt service obligations and the ultimate outcome of pending product liability judgments. The Company's ability to fund its operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control. In addition, a termination of or other adverse change in the Company's relationship with, an adverse change in the financial condition of, or a significant reduction in sales to, Wal-Mart, which represented approximately 21% of the Company's net sales in fiscal 1998, could have a material adverse effect on the Company's liquidity and results of operations. See "Risk Factors--Customer Concentration."

YEAR 2000 COMPLIANCE

  The year 2000 problem, which is common to most corporations, concerns the inability of information systems, including computer software programs as well as Non-IT Systems, to properly recognize and process date sensitive information related to the year 2000 and beyond. The Company believes that it will be able to achieve year 2000 compliance by the end of 1999 and does not currently anticipate any material disruption of its operations as a result of any failure by the Company to be year 2000 compliant. However, to the extent the Company is unable to achieve year 2000 compliance, the Company's business and results of operations could be materially affected. This could be caused by computer related failures in a number of areas including, but not limited to, the failure of the Company's financial systems, manufacturing and warehouse management systems, phone system and electricity supply.

  The Company has performed a preliminary examination of its major software applications to determine whether each system is prepared to accommodate the year 2000. In fiscal 1998, through routine upgrades, the Company made the computer software programs used at the Company's domestic facilities and at Bell Sports Canada year 2000 compliant. These upgrades include, but are not limited to, the manufacturing, financial, customer and vendor purchase order processing and warehouse management systems. In fiscal 1999, the Company expects to further upgrade these programs to a year 2000 level certified by the Company's outside software vendors. The computer software programs of Giro and Bell Sports Australia are currently year 2000 compliant. The computer software programs of Giro Ireland are currently being upgraded to be year 2000 compliant by December 1998. The computer software programs of EuroBell are not currently year 2000 compliant but are expected to be converted to a year 2000 compliant system or otherwise made year 2000 compliant before the end of 1999.

  All year 2000 efforts with respect to the Company and its subsidiaries' computer software programs are being made through internal resources and through routine software upgrades provided by the Company's software vendors. The Company has not incurred significant separately identifiable costs related to year 2000 issues through June 27, 1998 and does not expect to incur significant additional costs in order to make its computer software programs year 2000 compliant. The Company's internal resources consist of an information technology support team comprised of approximately fifteen full-time employees, covering both technical and application areas. The Company has not hired additional employees, either full-time or contract, in order to address year 2000 issues and expects all such issues will be adequately addressed by the existing team.

  The Company employs certain manufacturing processes that utilize computer controlled manufacturing equipment. The Company believes such equipment is year 2000 compliant but has not completed its testing of such equipment. Testing is expected to be completed by December 1998. In the event the Company determines that such equipment cannot readily be made year 2000 compliant, the Company believes that it could revert to the manual processes previously employed or outsource such work with minimal incremental manufacturing cost.

  The Company's facilities staff currently is investigating the status of the Company's Non-IT Systems with respect to year 2000 compliance. The Company's Non-IT Systems include phones, voicemail, heating/air conditioning, electricity, security systems and lift trucks. The Company expects that its Non-IT Systems will be year 2000 compliant before the end of 1999. The Company is utilizing internal resources to address the year 2000 compliance of its Non-IT Systems and has not incurred significant separately identifiable costs related to the year 2000 issues through June 27, 1998 and does not expect to incur significant additional costs in order to upgrade its Non-IT Systems to year 2000 compliance.

  In addition to reviewing its internal systems, the Company has polled or is in the process of polling its outside software and other vendors, customers and freight carriers to determine whether they are year 2000 compliant and to attempt to identify any potential issues. The Company's outside software vendors have confirmed that they are year 2000 compliant, including the products utilized by the Company. The Company believes based on the responses it has received from its customers that its mass merchant customers will be year 2000 compliant before the end of 1999.

  If the Company's customers and vendors do not achieve year 2000 compliance before the end of 1999, the Company may experience a variety of problems which may have a material adverse effect on the Company. Among other things, to the extent the Company's customers are not year 2000 compliant by the end of 1999, such customers may lose EDI capabilities at the beginning of the year 2000. Where EDI communication would no longer be available, the Company expects to utilize voice, facsimile and/or mail communication in order to receive customer orders and process customer billings. To the extent the Company's vendors are not year 2000 compliant by the end of 1999, such vendors may fail to deliver ordered materials and products to the Company and may fail to bill the Company properly and promptly. Consequently, the Company may not have the correct inventory to send to its customers and may experience a shortage or surplus of inventory. Although the Company does not currently have a plan for addressing these potential problems, with respect to its vendors, the Company has alternative sources of supply.

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

EXHIBIT
-------
23.1*     Consent of PricewaterhouseCoopers LLP

--------
*Filed herewith

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON THIS 14TH DAY OF AUGUST, 1998.

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

          /s/ Harry H. Manko                Director and Vice Chairman
___________________________________________
              Harry H. Manko

        /s/ Phillip D. Matthews             Director
___________________________________________
            Phillip D. Matthews

         /s/ Michael R. Hannon              Director
___________________________________________
             Michael R. Hannon

         /s/ W. Leo Kiely, III              Director
___________________________________________
             W. Leo Kiely, III
