Form 10-Q
period 1998-09-26
BELL SPORTS CORP
filed 1998-11-10
CIK 884063

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarterly period ended        September 26, 1998
                                      -------------------------------

                                      OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No__ and (2) has been
                                                  ---
subject to such filing requirements for the past 90 days. Yes  X  No___ .
                                                              ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class                                   Date                  Number Of Shares
------------------------------------------------------------------------------
Class A Common Stock, $.01 par value    November 6, 1998           800,971
Class B Common Stock, $.01 par value    November 6, 1998             none
Class C Common Stock, $.01 par value    November 6, 1998             none

                               BELL SPORTS CORP.
                              INDEX TO FORM 10-Q

                                    PART 1

                                                                                           Page
                                                                                          Number
                                                                                          ------
Bell Sports Corp. and Subsidiaries Consolidated Balance Sheets
  as of September 26, 1998 and June 27, 1998                                                3

Bell Sports Corp. and Subsidiaries Consolidated Statements of Operations
  for the three months ended September 26, 1998 and September 27, 1997                      4

Bell Sports Corp. and Subsidiaries Consolidated Condensed Statements of Cash
Flows for the three months ended September 26, 1998 and September 27, 1997                  5

Notes to Consolidated Financial Statements                                                6 - 10

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                          11 - 14


                                    PART II

Items 1 to 6                                                                             15 - 16

Signatures                                                                                 17

PART 1.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                      BELL SPORTS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)


                                                                                          September 26,               June 27,
                                                                                              1998                     1998
                                                                                     ----------------------    ---------------------
                                                                                                       (unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                                                                      $13,593                  $45,093
   Accounts receivable                                                                             42,824                   63,472
   Inventories                                                                                     40,837                   39,679
   Deferred taxes and other current assets                                                         10,989                   12,234
                                                                                        -----------------        -----------------
         Total current assets                                                                     108,243                  160,478

Property, plant and equipment                                                                      19,370                   20,636
Goodwill                                                                                           53,824                   54,292
Intangibles and other assets                                                                       19,208                   11,661
                                                                                        -----------------        -----------------
         Total assets                                                                            $200,645                 $247,067
                                                                                        =================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                                                $6,862                $   7,663
   Accrued compensation and employee benefits                                                       2,163                    5,541
   Accrued expenses                                                                                16,004                   16,158
   Notes payable and current maturities of long-term
      debt and capital lease obligations                                                              478                      679
                                                                                        -----------------        -----------------
         Total current liabilities                                                                 25,507                   30,041

Long-term debt                                                                                    149,265                   86,625
Capital lease obligations and other liabilities                                                     2,692                    2,142
                                                                                         -----------------       -----------------
         Total liabilities                                                                        177,464                  118,808
                                                                                        -----------------        -----------------

Commitments and contingencies

Stockholders' equity:
   Series A Preferred Stock; 6% cumulative, $.01 par value; authorized 1,500,000                   49,505
     shares, 970,873 shares issued and outstanding at September 26, 1998
   Preferred stock; $.01 par value; authorized 1,000,000 shares, none issued at
     June 27, 1998
   Class A Common Stock; $.01 par value; authorized 900,000 shares, 800,971                             8
     shares issued and outstanding at September 26, 1998
   Class B Common Stock; $.01 par value; authorized 150,000 share, none issued
   Class C Common Stock; $.01 par value; authorized 50,000 share, none issued
   Common stock; $.01 par value; authorized 25,000,000 shares; issued and                                                      144
     outstanding: 14,410,508 and 13,915,436 shares at June 27, 1448, respectively
   Additional paid-in capital                                                                      (8,479)                 143,905
   Accumulated other comprehensive income                                                            (832)                  (1,111)
   Accumulated deficit                                                                            (17,021)                  (9,461)
                                                                                        -----------------        -----------------
                                                                                                   23,181                  133,477
   Treasury stock, at cost, none at September 26, 1998 and
       495,072 shares at June 27, 1998                                                                                      (5,218)
                                                                                        -----------------        -----------------
         Total stockholders' equity                                                                23,181                  128,259
                                                                                        -----------------        ------------------

         Total liabilities and stockholders' equity                                              $200,645                 $247,067
                                                                                        =================        ==================

            See accompanying notes to these consolidated financial
                                  statements.

                      BELL SPORTS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share data)

                                                                                           Three Months Ended
                                                                              ---------------------------------------------

                                                                                September 26, 1998          September 27, 1997
                                                                              -----------------------     -----------------------
            Net sales                                                                       $40,918                     $43,632
            Cost of sales                                                                    27,374                      30,155
                                                                              -----------------------     -----------------------

            Gross profit                                                                     13,544                      13,477

            Selling, general and administrative expenses                                     11,384                      11,075
            Amortization of goodwill and intangible assets                                      562                         636
            Transaction costs                                                                11,474
            Net investment income                                                              (601)                       (429)
            Interest expense                                                                  2,538                       1,167
                                                                              -----------------------     -----------------------

            (Loss) income before income taxes                                               (11,813)                      1,028
            Benefit (provision) for income taxes                                              1,366                        (391)
                                                                              -----------------------     -----------------------

            (Loss) income before extraordinary items                                        (10,447)                        637
            Extraordinary item:
            Gain on early extinguishment of debt, net of
                taxes of $2,006                                                               2,887
                                                                              -----------------------     -----------------------
            Net (loss) income                                                                (7,560)                        637
            Foreign currency translation adjustment,
              net of tax                                                                        279                         (78)
                                                                              -----------------------     -----------------------
            Comprehensive (loss) income                                                     $(7,281)                       $599
                                                                              =======================     =======================


            See accompanying notes to these consolidated financial
                                  statements.

                      BELL SPORTS CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                                             Three Months Ended
                                                                               --------------------------------------------------

                                                                                 September 26, 1998         September 27, 1997
                                                                               ------------------------    -----------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net cash provided by operating activities                                                   $13,192                    $24,171
                                                                               ------------------------    -----------------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Capital expenditures                                                                         (1,233)                    (1,041)
  Expenditures to acquire intangible assets                                                    (7,581)
  Proceeds from the sale of SportRack                                                                                     13,427
                                                                               ------------------------    -----------------------

     Net cash provided by (used in) investing activities                                       (8,814)                    12,386
                                                                               ------------------------    -----------------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                                                     667
  Proceeds from issuance of senior subordinated notes                                         110,000
  Proceeds from issuance of senior discount notes                                              15,000
  Proceeds from issuance of preferred stock                                                    44,555
  Repurchase of common stock                                                                 (142,350)
  Tender of subordinated debentures                                                           (62,500)
  Payments on notes payable, long-term debt and capital leases                                   (136)                       (86)
  Net payments on line of credit agreement                                                       (248)                   (19,971)
                                                                               ------------------------    -----------------------

     Net cash used in financing activities                                                    (35,679)                   (19,390)
                                                                               ------------------------    -----------------------

Effect of exchange rate changes on cash                                                          (199)                         2
                                                                               ------------------------    -----------------------

Net increase (decrease) in cash and cash equivalents                                          (31,500)                    17,169

Cash and cash equivalents at beginning of period                                               45,093                     29,008
                                                                               ------------------------    -----------------------

Cash and cash equivalents at end of period                                                    $13,593                    $46,177
                                                                               ========================    =======================


       See accompanying notes to these consolidated financial statements

                      BELL SPORTS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

Bell Sports Corp. and its wholly-owned subsidiaries including Euro Bell S.A. (collectively, the "Company" or "Bell") is the leading manufacturer and marketer of bicycle helmets worldwide and a leading supplier of a broad line of bicycle accessories in North America. The Company is also a leading supplier of auto racing helmets and a supplier of bicycle accessories worldwide. Recently, the Company began marketing in-line skating, snowboarding, snow skiing and water sport helmets.

On August 17, 1998, the Company consummated the Agreement and Plan of Recapitalization and Merger with HB Acquisition Corporation, a Delaware corporation ("HB Acquisition"), which provided for the merger of HB Acquisition with and into Bell, with Bell continuing as the surviving corporation (the "Bell Merger"). Additionally, the Company completed a tender offer (the "Tender Offer") to purchase $62.5 million aggregate principal amount of its 4 1/4% Convertible Subordinated Debentures due November 2000 (the "Debentures"). The Company's wholly-owned subsidiary, Bell Sports, Inc., consummated the private placement of $110.0 million of its 11% Series A Senior Subordinated Notes due August 15, 2008 (the "Notes") and the Company completed the private placement of $15.0 million of its 14% Senior Discount Notes due August 14, 2009 (the "Discount Notes").

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING PERIOD
-------------------------------------------------
The consolidated financial statements include the accounts of Bell Sports Corp. and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year is either a fifty-two or fifty-three week accounting period ending on the Saturday that is nearest to the last day of June. The Company's fiscal first quarter in 1999 and 1998 had thirteen weeks.

UNAUDITED INFORMATION AND BASIS OF PRESENTATION
-----------------------------------------------
The consolidated balance sheet as of September 26, 1998 and statements of operations and of condensed cash flows for all periods included in the accompanying financial statements have not been audited. In the opinion of management these financial statements include all normal and recurring adjustments necessary for a fair presentation of such financial information. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The financial information included herein has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The interim financial information and the notes thereto should be read in conjunction with the audited financial statements for the fiscal years ended June 27, 1998, June 28, 1997 and June 29, 1996 which are included in the Company's 1998 Annual Report on Form 10-K.

ACCOUNTS RECEIVABLE
-------------------
Accounts receivable at September 26, 1998 and June 27, 1998 are net of allowances for doubtful accounts of $1.5 million and $1.7 million, respectively.

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
Property, plant and equipment at September 26, 1998 and June 27, 1998 are net of accumulated depreciation of $21.7 million and $21.8 million, respectively. Depreciation expense for the first quarter was $1.4 million in both fiscal 1999 and fiscal 1998.

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

NOTE 3 - ACCOUNTING CHANGES

Effective June 28, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is generally defined as all changes in equity during a period except those resulting from investments by owners or distributions to owners.

NOTE 4 - INVENTORIES

Inventories consist of the following
components (in thousands):

                                       September 26,      June 27,
                                           1998             1998
                                       -------------   ----------------
Raw materials                           $ 4,771           $   3,539
Work in process                           2,215               2,010
Finished goods                           33,851              34,130
                                       -------------   ----------------
     Total                              $40,837           $  39,679
                                       =============   ================

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

In February 1998, a Wilkes-Barre, Pennsylvania jury returned a verdict against the Company relating to injuries sustained in a 1993 motorcycle accident. The judgment totaled $6.8 million, excluding any interest, fees or costs which may be assessed. This claim arose during a period in which the Company was self-insured. The Company has filed post-trial motions to set aside the jury's verdict, which were heard on August 6, 1998. If the motions are denied, the Company intends to appeal the original judgment.

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

Based on management's extensive consultation with legal counsel prosecuting the appeals and the Company's experience in pursuing reversals and settlements after the entry of judgments against it, management currently believes that the ultimate outcome of the pending judgments will not have a material adverse affect on the financial condition of the Company. Accordingly, the Company has only established reserves for estimated costs for the defense of these and other known claims. The Company believes it will have adequate cash balances and sources of capital available to satisfy such pending judgments. However, there can be no assurance that the Company will be successful in appealing or pursuing settlements of these judgments or that the ultimate outcome of the judgments will not have a material adverse effect on the liquidity or financial condition of the Company.

SHAREHOLDER LITIGATION
----------------------
Following the announcement of the Bell Merger, three purported class action lawsuits were filed in Delaware Chancery Court seeking preliminary and permanent injunctive relief against the consummation of the Bell Merger or, alternatively, the recovery of damages in the event the Bell Merger was consummated. The complaints, which were filed by Jeffrey Kaplan, Jerry Krim and Cyrus Schwartz, purported stockholders of the Company, named the Company, HB Acquisition, Chase Capital Partners, CBCI and the Company's then current directors as defendants. To the knowledge of the Company, none of the complaints has been served. The complaints alleged, among other things, that the Bell Merger was unfair to the Company's former public stockholders and that certain defendants who were expected to exchange a portion of their shares of Common Stock, options to purchase shares of Common Stock or other Common Stock-based awards held by them for shares of common stock of HB Acquisition in connection with the Bell Merger had a conflict of interest which caused them, and the Company's then current directors, to breach their fiduciary duties to the Company's former stockholders. The complaints seek rescission of the Bell Merger or rescissory damages and an "accounting", in addition to attorney's fees and costs. The lawsuit filed by Jeffrey Kaplan was subsequently withdrawn, without prejudice to refile. The Company believes that the allegations contained in the remaining two complaints are without merit and intends to vigorously defend such actions.

ENVIRONMENTAL LITIGATION
------------------------
In May 1998, the Company received a De Minimis Notice Letter and Settlement Offer from the United States Environmental Protection Agency ("USEPA") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), 42 U.S.C. Sections 9601 ET SEQ. for the Operating Industries, Inc. Landfill Superfund Site ("Oil Site") in Monterey Park, California. CERCLA imposes liability for the costs of cleaning up, and certain damages resulting from, releases and threatened releases of hazardous substances. Although courts have interpreted CERCLA liability to be joint and several, where feasible, the liability typically is allocated among the responsible parties according to a volumetric or other standard. USEPA apparently has identified the Company as a DE MINIMIS potentially responsible party based on several waste shipments the Company allegedly sent to the site in the late 1970s and in 1980. USEPA's settlement offer to the Company is in the range of $29,000 to $36,000. The settlement would cover all past and expected future costs at the Oil Site, and, with limited exceptions, provide the Company with covenants not to sue from the United States and California, and contribution protection from private parties. Accordingly, the Company does not expect this claim to have a material adverse effect on the Company.

In another unrelated matter, the Company recently received a General Notice Letter from USEPA under CERCLA for the Casmalia disposal site in Santa Barbara County, California. USEPA apparently has identified the Company as a potentially responsible party at the site. The Company has no further information at this time about the basis for USEPA's assertion. Accordingly, it is not possible at this time to evaluate the merits of the claim or to provide an estimate as to potential exposure.

NOTE 6 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

On August 17, 1998, the Company's wholly-owned subsidiary, Bell Sports, Inc. issued Notes totaling $110.0 million in a private placement transaction. Interest on the Notes is payable on February 15 and August 15 of each year. The Notes are redeemable, in whole or in part, at the option of Bell Sports, Inc. at any time on or after August 15, 2003, in cash, at specified redemption prices.

On August 17, 1998, the Company issued Discount Notes totaling $15.0 million in a private placement transaction. Interest on the Discount Notes is payable on June 1 and December 1 of each year.

On August 17, 1998, the Company consummated the Tender Offer at a purchase price of $905, plus accrued and unpaid interest from May 15, 1998 up to, but not including, the date of payment for each $1,000 principal amount of the Debentures. Accordingly, the Company realized an extraordinary gain, stated on an after-tax basis and net of related fees and expenses, of $2.9 million. The Debentures remaining outstanding of $23.8 million are redeemable at the Company's option at any time on or after November 15, 1996, at specified redemption prices.

In August 1998, the Company and its wholly-owned subsidiary, Bell Sports, Inc. (the "Borrower") entered into a $60.0 million senior secured revolving credit facility ("Credit Agreement").

The Credit Agreement is guaranteed by the Company and by certain of its subsidiaries (collectively, the "Subsidiary Guarantors" and together with the Company, the "Guarantors"). The Borrower's obligations under the Credit Agreement are secured by (a) substantially all of the tangible and intangible assets of the Borrower and each Guarantor, (b) the capital stock of the Borrower and each Subsidiary Guarantor and (c) 65% of the capital stock of certain foreign subsidiaries of the Company.

The Credit Agreement expires on August 17, 2003. The aggregate amount of borrowings permitted under the Revolving Credit Facility is limited by a borrowing base formula equal to a percentage of the eligible domestic accounts receivable and inventory of the Borrower and the Subsidiary Guarantors plus an amount allowed for the retirement of convertible debt. The Credit Agreement provides for mandatory repayments from time to time to the extent the amount outstanding thereunder exceeds the maximum amount permitted under the borrowing base. Based on the provisions of the Credit Agreement, the Borrower could borrow a maximum of $35.2 million as of September 26, 1998. As of September 26, 1998, there were no outstanding borrowings under the Credit Agreement.

The Credit Agreement provides the Company with the option of borrowing based either on the U.S. prime plus a margin or LIBOR plus a margin. Through February 1999, the margins are set at 0.50% for U.S. prime and 1.50% for LIBOR. Thereafter, the margin for the U.S. prime can fluctuate between 0.0% and 1.0%, and the margin for LIBOR loans can fluctuate between 1.0% and 2.0% based on the Company's earnings and debt. Under the credit agreement, the Borrower is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.375% to 0.50% per annum, based on a pricing ratio. Through February 1999, the quarterly commitment fee is fixed at 0.50% per annum.

The Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum cash interest coverage ratio. It also contains covenants which restrict the ability of the Company to pay dividends, incur liens, issue certain types of debt or equity, engage in mergers, acquisitions or asset sales, or to make capital expenditures. At September 26, 1998, the Company was in compliance with or had obtained waivers for all bank covenants.

Long-term debt consists of the following (in thousands):

                                                 September 26,      June 27,
                                                    1998              1998
                                               ---------------    ------------
Notes                                             $110,000
Debentures                                          23,750           $86,250
Discount Notes                                      15,000
Notes collateralized by certain
equipment due at various dates through
December 2000 and bearing interest at
fixed rates ranging from 2.9% to 10.3%                 859               936
                                                  --------           -------
                                                   149,609            87,186
Less: Current maturities                              (344)             (561)
                                                  --------           -------
Total long-term debt                              $149,265           $86,625
                                                  ========           =======

NOTE 7 - STOCKHOLDERS' EQUITY

PREFERRED STOCK
---------------
In connection with the Bell Merger, the Company issued Series A Preferred Stock, par value $.01 (the "Series A Preferred Stock"). Each holder is entitled to receive dividends on each share at the rate of six percent (6%) per annum (computed on the basis of $50.99 per share), if, as and when declared by the Board of Directors of the Company, subject to certain restrictions. Dividends on the shares of Series A Preferred Stock shall be payable on June 30, September 30, December 31, and March 31 of each year (a "Dividend Payment Date"), commencing September 30, 1998. If, on any Dividend Payment Date, the holders of the Series A Preferred Stock shall not have received the full dividends, then such dividends shall cumulate, whether or not earned or declared, with additional dividends thereon, compounded quarterly, at the dividend rate of six percent (6%) per annum, for each succeeding full Quarterly Dividend Period during which such dividends shall remain unpaid.

STOCK OPTIONS
-------------
On August 17, 1998, the Company granted the option to purchase 20,511 shares of Series A Preferred Stock at an exercise price of $36.15 per share and 16,921 shares of Class A Common Stock, $.01 par value at an exercise price of $.44 per share (the "Options") to a certain member of management. The options are immediately exercisable and must be exercised on or before August 27, 2006. Compensation expense of approximately $307,000 was recorded in selling, general and administrative expenses during the first quarter of fiscal 1999 related to the grant of the Options.

NOTE 8 - DISPOSITIONS

In September 1998, the Company sold the assets of its domestic foam molding facility in Rantoul, Illinois, and entered into a sublease with the purchaser. In addition, the Company entered into an agreement with the purchaser pursuant to which the purchaser has agreed to provide the Company with foam helmet liners and certain related components. The Company recorded a charge in fiscal 1998 of approximately $0.6 million in connection with the sale and related reorganization of the Company's domestic foam molding facility. No material gain or loss was recognized upon consummation of the sale in September 1998.

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

On August 17, 1998, the Company consummated the Agreement and Plan of Recapitalization and Merger with HB Acquisition Corporation, a Delaware corporation ("HB Acquisition"), which provided for the merger of HB Acquisition with and into Bell, with Bell continuing as the surviving corporation (the "Bell Merger"). Additionally, the Company completed a tender offer (the "Tender Offer") to purchase $62.5 million aggregate principal amount of its 4 1/4% Convertible Subordinated Debentures due November 2000 (the "Debentures"). The Company's wholly-owned subsidiary, Bell Sports, Inc., consummated the private placement of $110.0 million of its 11% Series A Senior Subordinated Notes due August 15, 2008 (the "Notes") and the Company completed the private placement of $15.0 million of its 14% Senior Discount Notes due August 14, 2009 (the "Discount Notes").

RESULTS OF OPERATIONS

NET SALES. Net sales decreased 6% to $40.9 million in the fiscal first quarter of fiscal 1999 from $43.6 million in the fiscal 1998 first quarter -- primarily due to lower mass merchant bicycle helmet and accessories sales in the U.S. and in Europe. The Company believes a portion of the decrease in sales during the first quarter of fiscal 1999 was attributable to differences in the timing of orders between periods.

For both the fiscal 1999 and fiscal 1998 first quarter, bicycle accessories, bicycle helmets and auto racing helmets represented approximately 57%, 41% and 2%, respectively, of the Company's net sales.

GROSS MARGIN. Gross margins increased to 33% of net sales during the three-month period ended September 26, 1998 from 31% of net sales in the comparable prior year period. The increase is due to the continued improvement in the Company's manufacturing and distribution efficiency.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs increased to 28% of net sales, or $11.4 million, in the first quarter of fiscal 1999 compared to 25% of net sales, or $11.1 million in the first quarter of fiscal 1998. Selling, general and administrative expenses increased as a percentage of net sales in the fiscal 1999 first quarter due to the inclusion of costs associated with the introduction of the Company's fiscal 1999 snow ski and snow board helmet lines and compensation expense related to the issuance of stock options.

As a result of the seasonality of the Company's business, sales are generally higher in the second half of the fiscal year. Although some selling, general and administrative expenses are variable with sales, such as distribution expenses and commissions, most expenses are incurred evenly throughout the year. Accordingly, the Company expects selling, general and administrative expenses will decrease as a percentage of net sales during the third and fourth quarters of fiscal 1999.

AMORTIZATION OF INTANGIBLES. Amortization of goodwill and intangible assets decreased to $562,000 in the Company's first quarter of fiscal 1999 compared to $636,000 for the comparable prior year period.

TRANSACTION COSTS. Costs related to the Bell Merger totaled $11.5 million. The Company completed the Bell Merger in August 1998 and does not expect to incur any material additional costs related to the Bell Merger.

GAIN ON DEBT TENDER. On August 17, 1998, the Company consummated the Tender Offer at a purchase price of $905, plus accrued and unpaid interest from May 15, 1998 up to, but not including, the date of payment for each $1,000 principal amount of Debentures. Accordingly, the Company realized an extraordinary gain, stated on an after-tax basis and net of related fees and expenses, of $2.9 million.

NET INVESTMENT INCOME AND INTEREST EXPENSE. Net investment income increased to $601,000 in the first three months of fiscal 1999 compared to $429,000 in the first quarter of fiscal 1998 due to higher cash balances being invested at the beginning of the fiscal period. The Company's cash balances decreased after the Bell Merger.

Interest expense increased to $2.5 million in the first quarter of fiscal 1999 from $1.2 million in the comparable prior year period due to the issuance of $125 million in debt during August 1998 partially offset by a $62.5 million reduction in debt pursuant to the Tender Offer, also completed in August 1998.

INCOME TAXES. The effective tax rate was 9% for the first quarter of fiscal 1999 and 38% for the first quarter of fiscal 1998. The decrease is attributable to the non-deductibility of Bell Merger costs. The Company anticipates the effective tax rate for the remainder of fiscal 1999 will be 41%.

LIQUIDITY AND FINANCIAL RESOURCES

The Company has historically funded its operations, capital expenditures and working capital requirements from internal cash flow from operations and borrowings. The Company's working capital decreased to $82.7 million at September 26, 1998 from $130.4 million at June 27, 1998. The decrease is primarily attributable to the use of cash in connection with the Bell Merger and the Tender Offer coupled with the seasonal decrease in accounts receivable.

The Company's capital expenditures were $1.2 million in the fiscal 1999 first quarter compared to $1.0 million in the fiscal 1998 first quarter. The Company estimates it will spend approximately $5.1 million on capital expenditures in fiscal 1999 for product tooling and to maintain and upgrade its facilities and equipment.

In August 1998, the Company and its wholly-owned subsidiary, Bell Sports, Inc. entered into a $60.0 million senior secured revolving credit facility ("Credit Agreement"). The Credit Agreement grants to various financial institutions a security interest in substantially all of the tangible and intangible assets of the Company, as well as a portion of the capital stock of the Company.

The Credit Agreement also contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum cash interest coverage ratio. It also contains covenants which restrict the ability of the Company to pay dividends, incur liens, issue certain types of debt or equity, engage in mergers, acquisitions or asset sales, or to make capital expenditures. At September 26, 1998, the Company was in compliance with or had obtained waivers for all bank covenants.

The Credit Agreement expires in August 2003. As of September 26, 1998, there were no outstanding borrowings under the Credit Agreement, however, based on the provisions of the Credit Agreement, the Borrower could have borrowed a maximum of $35.2 million.

Management believes that cash flows from operations and borrowings available under the Credit Agreement will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures, debt service obligations and the ultimate outcome of pending product liability judgments. The Company does not anticipate paying dividends on its Preferred or Common Stock in the foreseeable future.

YEAR 2000 COMPLIANCE

The year 2000 problem, which is common to most corporations, concerns the inability of information systems, including computer software programs as well as other systems dependent on computerized information such as phones, voicemail, security systems and elevators (collectively, "Non-IT Systems"), to properly recognize and process date sensitive information related to the year 2000 and beyond. The Company believes that it will be able to achieve year 2000 compliance by the end of 1999 and does not currently anticipate any material disruption of its operations as a result of any failure by the Company to be year 2000 compliant. However, to the extent the Company is unable to achieve year 2000 compliance, the Company's business and results of operations could be materially affected. This could be caused by computer related failures in a number of areas including, but not limited to, the failure of the Company's financial systems, manufacturing and warehouse management systems, phone system and electricity supply.

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

All year 2000 efforts with respect to the Company and its subsidiaries' computer software programs are being made through internal resources and through routine software upgrades provided by the Company's software vendors. The Company has not incurred significant separately identifiable costs related to year 2000 issues through September 26, 1998 and does not expect to incur significant additional costs in order to make its computer software programs year 2000 compliant. The Company's internal resources consist of an information technology support team comprised of approximately fifteen full-time employees, covering both technical and application areas. The Company has not hired additional employees, either full-time or contract, in order to address year 2000 issues and expects all such issues will be adequately addressed by the existing team.

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

The Company's facilities staff currently is investigating the status of the Company's Non-IT Systems with respect to year 2000 compliance. The Company expects that its Non-IT Systems will be year 2000 compliant before the end of 1999. The Company is utilizing internal resources to address the year 2000 compliance of its Non-IT Systems and has not incurred significant separately identifiable costs related to the year 2000 issues through September 26, 1998 and does not expect to incur significant additional costs in order to upgrade its Non-IT Systems to year 2000 compliance.

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

If the Company's customers and vendors do not achieve year 2000 compliance before the end of 1999, the Company may experience a variety of problems which may have a material adverse effect on the Company. Among other things, to the extent the Company's customers are not year 2000 compliant by the end of 1999, such customers may lose electronic data interchange capabilities at the beginning of the year 2000. Where EDI communication would no longer be available, the Company expects to utilize voice, facsimile and/or mail communication in order to receive customer orders and process customer billings. To the extent the Company's vendors are not year 2000 compliant by the end of 1999, such vendors may fail to deliver ordered materials and products to the Company and may fail to bill the Company properly and promptly. Consequently, the Company may not have the correct inventory to send to its customers and may experience a shortage or surplus of inventory. Although the Company does not currently have a plan for addressing these potential problems, with respect to its vendors, the Company has alternative sources of supply.

INTRODUCTION OF THE EURO
The European Economic and Monetary Union and the introduction of a new currency (the "Euro") will begin in Europe on January 1, 1999. The new currency enables the European Union ("EU") to blend the economies of EU's member states into one large market with unrestricted and unencumbered trade across borders. The change of currencies in Europe may affect the Company's business operations in Europe as well as having systems and accounting issues for the Company. The Company is currently evaluating the impact of the Euro, if any, on the Company's financial position, results of operation and cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was issued. SFAS 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is required to be adopted by the Company at the end of fiscal 1999.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing standards. SFAS 133 is required to be adopted by the Company at the beginning of fiscal 2000. Upon initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS 133. The adoption of SFAS 133 is not expected to have a significant impact on the financial results of the Company.

Certain matters contained herein are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include, but are not limited to: expected sales, profitability, cash flow, seasonality, adverse outcome from litigation, competitive actions, loss of significant customers, timing of major customer shipments, adverse weather conditions, retail environment, economic conditions and currency fluctuations.

                               BELL SPORTS CORP.

                                    PART II


ITEM 1                Legal Proceedings
                      None

ITEM 2                Changes in Securities
                      (c)   Pursuant to the Agreement and Plan of
                            Recapitalization and Merger dated February 17, 1998 and amended April 8, 1998 by and between HB Acquisition and the Company, the Company issued (i) 436,893 shares of Series A Preferred Stock of the Company ("Company Preferred Stock") and 360,437 shares of Class A Common Stock ("Company Common Stock") to each of Charlesbank Bell Sports Holdings, Limited Partnership ("Charlesbank") and Brentwood Associates Buyout Fund II, LP ("Brentwood") and (ii) 97,087 shares of Company Preferred Stock and
                            80,097 shares of Company Common Stock to CB Capital Investors, L.P. ("CBCI") in exchange for an equal number of shares of Series A Preferred Stock of HB Acquisition ("HB Acquisition Preferred Stock") and Common Stock of HB Acquisition ("HB Acquisition Common Stock"). In connection with the Bell Merger, the Company also issued to Mary George options to purchase 20,511 shares of Company Preferred Stock and 16,921 shares of Company Common Stock (the "George Options") in exchange for options to purchase 20,511 shares of HB Acquisition Preferred Stock and 16,921 shares of HB Acquisition Common Stock. The exercise price of the George Options is $36.15 per share of Company Preferred Stock and $.44 per share of Company Common Stock. The final exercise date of the George Options is August 27, 2006. Neither Company Preferred Stock nor Company Common Stock is convertible into other equity securities of the Company. The issuances of Company Preferred Stock and Company Common Stock to Charlesbank, Brentwood and CBCI as well as the George Options were made pursuant to Rule 506 under Regulation D of the Securities Act of 1933, as amended.

ITEM 3                Defaults Upon Senior Securities
                      None

ITEM 4                Submission of Matters to a Vote of Security Holders
                      (a) A Special Meeting of Stockholders of Bell Sports Corp. was held on August 11, 1998
                      (b)   Not required
                      (c) To approve and adopt the Agreement and Plan of Recapitalization and Merger among Bell Sports Corp. and HB Acquisition Corporation

                      Summary of proxies voted:

                                                                    Broker
                          For          Against        Abstain      Non-Votes
                       10,053,064       09,438        33,007         0

                      Immediately subsequent to the consummation of the Bell Merger, the stockholders of the Company, by action by unanimous written consent in lieu of a meeting, adopted resolutions 1) increasing the number of authorized shares of the Company to 2,600,000, consisting of 1,500,000 shares of preferred stock and 1,100,000 shares of common stock; 2) approving an amendment to the Company's certificate of incorporation designating 900,000 shares of Class A common stock, 150,000 shares of Class B common stock and 50,000 shares of Class C common stock, authorizing the filing of an amended and restated certificate of incorporation (the "Amended and Restated Certificate") to effect this amendment and approving and adopting the Amended and Restated Certificate; 3) converting all then-outstanding shares of common stock of the Company to Class A common stock upon filing of the Amended and Restated Certificate; 4) increasing to eight the number of directors constituting the board of directors of the company (the "Board") and electing directors of the Company; 5) appointing a chairman of the Board; 6) authorizing the Board to act on behalf of the Company in its capacity as sole shareholder of Bell Sports, Inc.; and 7) providing general authorization for the officers of the Company to act on behalf of the Company.

ITEM 5                Other Information
                      None

ITEM 6                Exhibits and Reports on Form 8-K

                      (a)   Exhibit Index                      Page  17

                      (b) Current Report on Form 8-K dated August 10, 1998 (as amended on August 12, 1998) Current Report on
                            Form 8-K dated August 17, 1998

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    NOVEMBER 9, 1998
      -------------------

                               BELL SPORTS CORP.

/S/ ROBERT E. COLLINS     Vice President and Chief Financial Officer
----------------------
    Robert E. Collins     (Principal financial and accounting officer)

                               BELL SPORTS CORP.
                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------------------------------------------------------------------------------
10.1* Manufacturing and Product Development Agreement between Bell Sports, Inc. and Pactuco, Inc. dated September 22, 1998

10.2* Bell Sports Corp. Series A Preferred Stock Option Agreement between the Registrant and Mary J. George dated August 17, 1998

10.3* Bell Sports Corp. Class A Common Stock Option Agreement between the Registrant and Mary J. George dated August 17, 1998

27*                Financial Data Schedule


------------------------------

* Filed herewith