Form 10-Q
period 1998-12-26
BELL SPORTS CORP
filed 1999-02-02
CIK 884063

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended December 26, 1998
                                      ---------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              -----------    ------------

                         Commission file number 0-19873


                                BELL SPORTS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               36-3671789
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. employer
incorporation or organization)                               identification no.)

6350 San Ignacio Avenue, San Jose, California                       95119
---------------------------------------------                     ---------
  (Address of principal executive offices)                        (Zip Code)

                                 (408) 574-3400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
              ---------------------------------------------------
              Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class                                         Date              Number of Shares
-----                                         ----              ----------------
Class A Common Stock, $.01 par value     January 26, 1999           800,971
Class B Common Stock, $.01 par value     January 26, 1999             none
Class C Common Stock, $.01 par value     January 26, 1999             none

                                BELL SPORTS CORP.
                               INDEX TO FORM 10-Q

                                     PART I

                                                                          Page
                                                                         Number
                                                                         ------
Bell Sports Corp. and Subsidiaries Consolidated Balance Sheets
  as of December 26, 1998, and June 27, 1998                                3

Bell Sports Corp. and Subsidiaries Consolidated Statements of
  Operations for the six months and three months ended
  December 26, 1998, and December 27, 1997                                  4

Bell Sports Corp. and Subsidiaries Consolidated Statements of
  Cash Flows for the six months ended December 26, 1998, and
  December 27, 1997                                                         5

Notes to Consolidated Financial Statements                                6 - 11

Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                              12 - 15

                                     PART II

Items 1 to 6                                                               16

Signatures                                                                 17

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       BELL SPORTS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                        December 26,   June 27,
                                                           1998          1998
                                                           ----          ----
ASSETS                                                  (unaudited)
Current assets
 Cash and cash equivalents                               $   6,465    $  45,093
 Accounts receivable                                        51,492       63,472
 Inventories                                                46,303       39,679
 Deferred taxes and other current assets                    13,200       12,234
                                                         ---------    ---------
      Total current assets                                 117,460      160,478

Property, plant and equipment                               19,076       20,636
Goodwill                                                    53,359       54,292
Intangibles and other assets                                17,801       11,661
                                                         ---------    ---------
      Total assets                                       $ 207,696    $ 247,067
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                        $   7,766    $   7,663
 Accrued compensation and employee benefits                  2,890        5,541
 Accrued expenses                                           17,318       16,158
 Notes payable and current maturities of
  long-term debt and capital lease obligations               6,045          679
                                                         ---------    ---------
      Total current liabilities                             34,019       30,041

Long-term debt                                             149,560       86,625
Capital lease obligations and other liabilities              4,261        2,142
                                                         ---------    ---------
      Total liabilities                                    187,840      118,808
                                                         ---------    ---------
Commitments and contingencies
Stockholders' equity
 Series A Preferred Stock; 6% cumulative, $.01 par
   value; authorized 1,500,000 shares, 970,873
   shares issued and outstanding at December 26, 1998       49,505           --
 Preferred stock; $.01 par value; authorized
   1,000,000 shares, none issued at June 27, 1998               --           --
 Class A Common Stock; $.01 par value; authorized
   900,000 shares; 800,971 shares issued and
   outstanding at December 26, 1998                              8           --
 Class B Common Stock; $.01 par value; authorized
   150,000 shares, none issued                                  --           --
 Class C Common Stock; $.01 par value; authorized
   50,000 shares, none issued                                   --           --
 Common Stock; $.01 par value; authorized 25,000,000
   shares; 14,410,508 shares issued and 13,915,436
   shares outstanding at June 27, 1998                          --          144
 Additional paid-in capital                                 (8,169)     143,905
 Accumulated other comprehensive income                     (1,663)      (1,111)
 Accumulated deficit                                       (19,825)      (9,461)
                                                         ---------    ---------
                                                            19,856      133,477
 Treasury stock, at cost, none at December 26, 1998,
   and 495 shares at June 27, 1998                              --       (5,218)
                                                         ---------    ---------
      Total stockholders' equity                            19,856      128,259
                                                         ---------    ---------

Total liabilities and stockholder's equity               $ 207,696    $ 247,067
                                                         =========    =========
        See accompanying notes to these consolidated financial statements

                       BELL SPORTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (unaudited, in thousands)

                                       Six Months Ended          Three Months Ended
                                  --------------------------  -------------------------
                                  December 26,  December 27,  December 26,  December27,
                                     1998          1997           1998         1997
                                     ----          ----           ----         ----
Net sales                          $ 85,939      $ 86,222       $ 45,021     $ 42,590
Cost of sales                        57,876        59,459         30,502       29,304
                                   --------      --------       --------     --------

Gross profit                         28,063        26,763         14,519       13,286

Selling, general and
 administrative expenses             23,657        22,641         12,273       11,566
Amortization of goodwill
 and intangible assets                1,061         1,202            499          566
Transaction costs                    13,979            --          2,505           --
Disposal of product line
 adjustment                              --        (1,300)            --       (1,300)
Restructuring charges                    --         1,228             --        1,228
Net investment income                  (810)         (905)          (209)        (476)
Interest expense                      6,742         2,350          4,204        1,183
                                   --------      --------       --------     --------

(Loss) income before income taxes   (16,566)        1,547         (4,753)         519
Benefit (provision) for income
 taxes                                3,315          (588)         1,949         (197)
                                   --------      --------       --------     --------

(Loss) income before extraordinary
 items                              (13,251)          959         (2,804)         322
Extraordinary item:  Gain on early
 extinguishment of debt, net of
 taxes of $2,006                      2,887            --             --           --
                                   --------      --------       --------     --------

Net (loss) income                  $(10,364)     $    959       $ (2,804)    $    322
                                   ========      ========       ========     ========


       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                    Six Months Ended
                                                               ----------------------------
                                                               December 26,    December 27,
                                                                   1998           1997
                                                                   ----           ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss) before extraordinary item                     $ (13,251)      $    959
 Adjustments to reconcile net income (loss) before
 extraordinary items to net cash provided by (used in)
 operating activities:
   Amortization of goodwill and intangibles                         1,061          1,199
   Depreciation                                                     2,825          2,785
   Loss on disposal of property, plant, and equipment               1,155            133
   Provision for doubtful accounts                                    377           (719)
   Provision for inventory obsolescence                             1,362          1,058
   Deferred income taxes                                             (459)            --
   Other                                                            1,593            254

 Changes in assets and liabilities:
   Accounts receivable                                             11,640         23,273
   Inventories                                                     (8,064)        (8,199)
   Other assets                                                      (830)         1,399
   Accounts payable                                                    48           (879)
   Other liabilities                                                 (847)        (6,100)
                                                                ---------       --------

    Net cash provided by (used in) operating activities            (3,390)        15,163
                                                                ---------       --------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
 Capital expenditures                                              (2,341)        (2,206)
 Proceeds from the sale of SportRack                                   --         13,427
                                                                ---------       --------

    Net cash provided by (used in) investing activities            (2,341)        11,221
                                                                ---------       --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                --          1,001
 Proceeds from issuance of senior subordinated notes              110,000             --
 Expenditures related to issuance of senior subordinated notes     (4,700)            --
 Proceeds from issuance of senior discount notes                   15,000             --
 Proceeds from issuance of preferred stock                         44,555             --
 Repurchase of common stock                                      (142,350)            --
 Tender of subordinated debentures                                (57,681)            --
 Payments on notes payable, long-term debt and capital leases        (918)          (358)
 Net borrowings (payments) on line of credit agreement              5,404        (18,633)
 Expenditures related to issuance of line of credit                (1,381)            --
                                                                ---------       --------

    Net cash used in financing activities                         (32,071)       (17,990)
                                                                ---------       --------

Effect of exchange rate changes on cash                              (826)          (410)
                                                                ---------       --------

Net increase (decrease) in cash and cash equivalents              (38,628)         7,984

Cash and cash equivalents at beginning of period                   45,093         29,008
                                                                ---------       --------

Cash and cash equivalents at end of period                      $   6,465       $ 36,992
                                                                =========       ========

        See accompanying notes to these consolidated financial statements

                       BELL SPORTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Bell Sports Corp. and its wholly-owned subsidiaries (collectively, the "Company" or "Bell") is the leading manufacturer and marketer of bicycle helmets worldwide and a leading supplier of a broad line of bicycle accessories in North America. The Company is also a leading supplier of auto racing helmets, a worldwide supplier of bicycle accessories, and has recently begun marketing in-line skating, snowboarding, snow skiing and water sport helmets.

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

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING PERIOD

The consolidated financial statements include the accounts of Bell Sports Corp. and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year is either a fifty-two or fifty-three week accounting period ending on the Saturday that is nearest to the last day of June. The Company's fiscal second quarter in both 1999 and 1998 had thirteen weeks.

UNAUDITED INFORMATION AND BASIS OF PRESENTATION

The consolidated balance sheet as of December 26, 1998 and statements of operations and cash flows for all periods included in the accompanying financial statements have not been audited. In the opinion of management these financial statements include all normal and recurring adjustments necessary for a fair presentation of such financial information. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The financial information included herein has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The interim financial information and the notes thereto should be read in conjunction with the audited financial statements for the fiscal years ended June 27, 1998, June 28, 1997 and June 29, 1996 which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.

ACCOUNTS RECEIVABLE

Accounts receivable at December 26, 1998 and June 27, 1998 are net of allowances for doubtful accounts of $1.6 million and $1.7 million, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 26, 1998 and June 27, 1998 are net of accumulated depreciation of $23.2 million and $21.8 million, respectively.

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

NOTE 2 - COMPREHENSIVE INCOME

Effective June 28, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is generally defined as all changes in equity during a period except those resulting from investments by owners or distributions to owners. For the Company, comprehensive income for all periods presented consisted solely of net earnings and foreign currency translation adjustments as follows (in thousands):

                                    Six Months Ended            Three Months Ended
                              --------------------------   --------------------------
                              December 26,  December 27,   December 26,  December 27,
                                 1998          1997           1998          1997
                                 ----          ----           ----          ----
Net income (loss)              $(10,364)       $ 959         $(2,804)       $ 322
Foreign currency translation
 adjustment, net of tax            (552)        (368)           (831)        (290)
                               --------        -----         -------        -----

Comprehensive income (loss)    $(10,916)       $ 591         $(3,635)       $  32
                               ========        =====         =======        =====

NOTE 3 - INVENTORIES

Inventories consist of the following components (in thousands):

                                            December 26,        June 27,
                                               1998              1998
                                               ----              ----
          Raw materials                      $ 5,677           $ 3,539
          Work in process                      2,035             2,010
          Finished goods                      38,591            34,130
                                             -------           -------

               Total                         $46,303           $39,679
                                             =======           =======

NOTE 4 - PRODUCT LIABILITY AND CONTINGENCIES

PRODUCT LIABILITY

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

In February 1998, a Wilkes-Barre, Pennsylvania jury returned a verdict against the Company relating to injuries sustained in a 1993 motorcycle accident. The judgment totaled $6.8 million, excluding any interest, fees or costs which may be assessed. This claim arose during a period in which the Company was self-insured. The Company has filed an appeal of the verdict.

In June 1998, a Wilmington, Delaware jury returned a verdict against the Company relating to injuries sustained in a 1991 off-road motorcycle accident. The judgment totaled $1.8 million, excluding any interest, fees or costs which may be assessed. The claim is covered by insurance; however, the Company is responsible for a $1.0 million self-insured retention. The Company has filed post-trial motions to set aside the jury's verdict and to appeal any judgment against the Company that might be entered in the action.

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

SHAREHOLDER LITIGATION

Following the announcement of the Bell Merger, three purported class action lawsuits were filed in Delaware Chancery Court seeking preliminary and permanent injunctive relief against the consummation of the Bell Merger or, alternatively, the recovery of damages in the event the Bell Merger was consummated. The complaints, which were filed by Jeffrey Kaplan, Jerry Krim and Cyrus Schwartz, purported stockholders of the Company, named the Company, HB Acquisition, Chase Capital Partners, CBCI and the Company's then current directors as defendants. To the knowledge of the Company, none of the complaints has been served. The complaints alleged, among other things, that the Bell Merger was unfair to the Company's former public stockholders and that certain defendants who were expected to exchange a portion of their shares of Common Stock, options to purchase shares of Common Stock or other Common Stock-based awards held by them for shares of common stock of HB Acquisition in connection with the Bell Merger had a conflict of interest which caused them, and the Company's the current directors, to breach their fiduciary duties to the Company's former stockholders. The complaints seek rescission of the Bell Merger or rescissory damages and an "accounting", in addition to attorney's fees and costs. The lawsuit filed by Jeffrey Kaplan was subsequently withdrawn, without prejudice to refile. The Company believes that the allegations contained in the remaining two complaints are without merit and intends to vigorously defend such actions.

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

NOTE 5 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

On August 17, 1998, the Company's wholly-owned subsidiary, Bell Sports, Inc. issued Notes totaling $110.0 million, bearing interest at 11%. Interest on the Notes is payable on February 15 and August 15 of each year. The Notes are redeemable, in whole or in part, at the option of Bell Sports, Inc. at any time on or after August 15, 2003, in cash, at specified redemption prices.

On August 17, 1998, the Company issued Discount Notes bearing interest at 14% totaling $15.0 million in a private placement transaction. Interest on the Discount Notes accrues on June 1 and December 1 of each year.

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

The Credit Agreement expires on August 17, 2003. The aggregate amount of borrowings permitted under the Revolving Credit Facility is limited by a borrowing base formula equal to a percentage of the eligible domestic accounts receivable and inventory of the Borrower and the Subsidiary Guarantors plus an amount allowed for the retirement of convertible debt. The Credit Agreement provides for mandatory repayments from time to time to the extent the amount outstanding thereunder exceeds the maximum amount permitted under the borrowing base. Based on the provisions of the Credit Agreement, the Borrower could borrow a maximum of $48.9 million as of December 26, 1998. As of December 26, 1998, there were borrowings outstanding of $5.0 million under the Credit Agreement.

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

The Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum cash interest coverage ratio. It also contains covenants which restrict the ability of the Company to pay dividends, incur liens, issue certain types of debt or equity, engage in mergers, acquisitions or asset sales, or to make capital expenditures. At December 26, 1998, the Company was in compliance with all bank covenants.

Long-term debt consists of the following (in thousands):

                                                  December 26,       June 27,
                                                     1998             1998
                                                     ----             ----
   11% Notes                                      $ 110,000         $     --
   4 1/4% Debentures                                 23,750           86,250
   14% Discount notes                                15,000               --
   Borrowings under line of credit                    5,000               --
   Notes collateralized by certain equipment
   due at various dates through December 2000
   and bearing interest at fixed rates ranging
   from 2.9% to 10.3%                                 1,186              936
                                                  ---------         --------
                                                    154,936           87,186
   Less: Current maturities                          (5,376)            (561)
                                                  ---------         --------

   Total long-term debt                           $ 149,560         $ 86,625
                                                  =========         ========

NOTE 6 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

In connection with the Bell Merger, the Company issued Series A Preferred Stock, par value $.01 (the "Series A Preferred Stock"). Each holder is entitled to receive dividends on each share at the rate of six percent (6%) per annum (computed on the basis of $50.99 per share), if, as and when declared by the Board of Directors of the Company, subject to certain restrictions. Dividends on the shares of Series A Preferred Stock are payable on June 30, September 30, December 31, and March 31 of each year (a "Dividend Payment Date"), commencing September 30, 1998. If, on any Dividend Payment Date, the holders of the Series A Preferred Stock have not received the full dividends, then such dividends shall accumulate, whether or not earned or declared, with additional dividends thereon, compounded quarterly, at the dividend rate of six percent (6%) per annum, for each succeeding full quarterly dividend period during which such dividends remain unpaid.

STOCK OPTIONS

On August 17, 1998, the Company granted an option to purchase 20,511 shares of Series A Preferred Stock at an exercise price of $36.15 per share and 16,921 shares of Class A Common Stock, $.01 par value at an exercise price of $.44 per share (the "Options") to a member of management. The options are immediately exercisable and must be exercised, if at all, on or before August 27, 2006. Compensation expense of approximately $307,000 was recorded in selling, general and administrative expenses during the first quarter of fiscal 1999 related to the grant of the Options.

INVESTMENT AND INCENTIVE PLAN

In November 1998, the Board of Directors approved two investment plans (the "Plans") to allow selected employees, directors, consultants and/or advisors the opportunity to make an equity investment in the Company. Under the Plans, up to 15,000 shares of Series A Preferred Stock, 12,500 shares of Class A Common Stock, 132,100 shares of Class B Common Stock and 50,000 shares of Class C Common Stock can be purchased by participants. As of December 26, 1998, no shares had been purchased under the Plans.

NOTE 7 - SUBSEQUENT EVENTS

During January, 1999, the Company approved and announced a plan to restructure it Giro U.S. operations. Over the next twelve months, the Company will consolidate Giro's Santa Cruz, California manufacturing and distribution operations with Bell's Rantoul, Illinois Facility. At this time costs associated with the restructuring including severance benefits, facility closing costs and capital asset disposal cannot be reasonably estimated.

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Bell Sports is the leading manufacturer and marketer of bicycle helmets worldwide and a leading supplier of a broad line of bicycle accessories in North America. The Company is also a leading supplier of auto racing helmets, a worldwide supplier of bicycle accessories, and has recently begun marketing in-line skating, snowboarding, snow skiing and water sport helmets. The Company has developed a reputation over its 44-year history for innovation, design, quality and safety.

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

RESULTS OF OPERATIONS

NET SALES. Net sales for the second quarter of fiscal 1999 increased 6% to $45.0 million from $42.6 million in the fiscal 1998 second quarter, due primarily to strong bicycle helmet and accessories sales in the U.S. in both the mass merchant and independent bicycle dealer channels. Year to date, net sales remained flat as compared to the prior year, primarily as a result of lower helmet and accessories sales in the first quarter of fiscal 1999, which were recovered in the second quarter.

The product line sales mix for the six month and three month periods are as follows:

                             Six Months Ended            Three Months Ended
                        --------------------------   ---------------------------
                        December 26,  December 27,   December 26,   December 27,
                           1998          1997           1998            1997
                           ----          ----           ----            ----
PRODUCT LINE SALES MIX:
  Bicycle accessories       53%           54%            50%             50%
  Bicycle helmets           45%           44%            48%             47%
  Auto Racing helmets        2%            2%             2%              3%

GROSS MARGIN. Gross margins for the second quarter of fiscal 1999 increased to 32% of net sales, from 31% in the fiscal 1998 second quarter. Year to date, gross margins increased to 33% in fiscal 1999 from 31% in fiscal 1998. The increases are due to the continued improvement in the Company's manufacturing and distribution efficiency.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs, as a percentage of net sales, remained steady at 27% for the second quarter of both fiscal 1999 and 1998. Year to date, selling, general, and administrative costs increased to 28% of net sales from 26% in fiscal 1998. The increase is due primarily to additional marketing costs for new winter sports products, and a one-time compensation charge related to the issuance of stock options.

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

AMORTIZATION OF INTANGIBLES. Amortization of goodwill and intangible assets decreased to $499,000 in the second quarter of fiscal 1999 compared to $566,000 for the comparable prior year period. Year to date, amortization of intangibles decreased to $1.1 million in fiscal 1999 from $1.2 million in fiscal 1998. The decrease is due to certain intangibles becoming fully amortized.

TRANSACTION COSTS. In the first quarter of fiscal 1999, the Company estimated costs related to the Bell Merger at $11.5 million. In the second quarter of fiscal 1999, the Company recorded an additional $2.5 million of costs related to the merger.

GAIN ON DEBT TENDER. On August 17, 1998, the Company consummated the Tender Offer at a purchase price of $905, plus accrued and unpaid interest from May 15, 1998 up to, but not including, the date of payment for each $1,000 principal amount of Debentures. An extraordinary gain, stated on an after-tax basis and net of related fees and expenses, of $2.9 million was recorded in connection with the Tender Offer.

NET INVESTMENT INCOME AND INTEREST EXPENSE. Net investment income decreased to $209,000 in the second quarter of fiscal 1999 compared to $476,000 in the second quarter of fiscal 1998. Year to date net investment income decreased to $810,000 in fiscal 1999 from $905,000 in fiscal 1998. The decrease is due to lower cash balances being invested resulting from the Bell Merger.

Interest expense increased to $4.2 million in the second quarter of fiscal 1999 from $1.2 million in the comparable prior year period. Year to date interest expense increased to $6.7 million in fiscal 1999 from $2.4 million in fiscal 1998. The increase is due to the issuance of the Notes and Discount Notes, partially offset by a $62.5 million reduction in debt resulting from the Tender Offer.

INCOME TAXES. The effective tax rate was 41% for the second quarter of fiscal 1999 and 20% year to date for fiscal 1999. The effective tax rate was 38% for both the second quarter of fiscal 1998 and the first six months of fiscal 1998. The variance on the year to date rates is due to the non-deductibility of the transaction costs. The Company anticipates the effective tax rate for the remainder of fiscal 1999 to remain at 41%.

LIQUIDITY AND FINANCIAL RESOURCES

The Company has historically funded its operations, capital expenditures and working capital requirements from internal cash flow from operations and borrowings. The Company's working capital decreased to $83.4 million at December 26, 1998 from $130.4 million at June 27, 1998. The decrease is primarily attributable to the use of cash in connection with the Bell Merger and the Tender Offer coupled with the seasonal decrease in accounts receivable.

The Company's capital expenditures were $2.3 million for the first six months of fiscal 1999. The Company estimates it will spend a total of approximately $5.1 million on capital expenditures in fiscal 1999 for product tooling and to maintain and upgrade its facilities and equipment.

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

The Credit Agreement also contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum cash interest coverage ratio. It also contains covenants which restrict the ability of the Company to pay dividends, incur liens, issue certain types of debt or equity, engage in mergers, acquisitions or asset sales, or to make capital expenditures. At December 26, 1998, the Company was in compliance with all bank covenants.

The Credit Agreement expires in August 2003. As of December 26, 1998, outstanding borrowings under the Credit Agreement totaled $5.0 million. Based on the provisions of the Credit Agreement, the Company could have borrowed a maximum of $48.8 million.

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

YEAR 2000 COMPLIANCE

The year 2000 problem, which is common to most corporations, concerns the inability of information systems, including computer software programs as well as other systems dependent on computerized information such as phones, voicemail, security systems and elevators (collectively, "Non-IT Systems"), to properly recognize and process date sensitive information related to the year 2000 and beyond. The Company believes that it will be able to achieve year 2000 compliance by the end of 1999 and does not currently anticipate any material disruption of its operations as a result of any failure by the Company to be year 2000 compliant. However, to the extent the Company is unable to achieve year 2000 compliance, the Company's business and results of operations could be materially affected. This could be caused by computer-related failures in a number of areas including, but not limited to, the Company's financial systems, manufacturing and warehouse management systems, phone system and electricity supply.

The Company has performed a preliminary examination of its major software applications to determine whether each system is prepared to accommodate the year 2000. In fiscal 1998, through routine upgrades, the Company made the computer software programs used at the Company's domestic facilities and at Bell Sports Canada year 2000 compliant. These upgrades include, but are not limited to, the manufacturing, financial, customer and vendor purchase order processing and warehouse management systems. In fiscal 1999, the Company expects to further upgrade these programs to a year 2000 level certified by the Company's outside software vendors. The computer software programs of Giro, Giro Ireland, EuroBell and Bell Sports Australia are currently year 2000 compliant.

All year 2000 efforts with respect to the Company and its subsidiaries' computer software programs are being made through internal resources and through routine software upgrades provided by the Company's software vendors. The Company has not incurred significant separately identifiable costs related to year 2000 issues through December 26, 1998 and does not expect to incur significant additional costs in order to make its computer software programs year 2000 compliant. The Company's internal resources consist of an information technology support team comprised of approximately fifteen full-time employees, covering both technical and application areas. The Company has not hired additional employees, either full-time or contract, in order to address year 2000 issues and expects all such issues will be adequately addressed by the existing team.

The Company employs certain manufacturing processes that utilize computer controlled manufacturing equipment. The Company believes such equipment is year 2000 compliant but has not completed its testing of such equipment. Testing is expected to be completed by March 1999. In the event the Company determines that such equipment cannot readily be made year 2000 compliant, the Company believes that it could revert to the manual processes previously employed or outsource such work with minimal incremental manufacturing cost.

The Company's facilities staff currently is investigating the status of the Company's Non-IT Systems with respect to year 2000 compliance. The Company expects that its Non-IT Systems will be year 2000 compliant before the end of 1999. The Company is utilizing internal resources to address the year 2000 compliance of its Non-IT Systems and has not incurred significant separately identifiable costs related to the year 2000 issues through December 26, 1998 and does not expect to incur significant additional costs in order to upgrade its Non-IT Systems to year 2000 compliance.

In addition to reviewing its internal systems, the Company has polled or is in the process of polling its outside software and other vendors, customers and freight carriers to determine whether they are year 2000 compliant and to attempt to identify any potential issues. The Company's outside software vendors have confirmed that they are year 2000 compliant, including the products utilized by the Company. Based on the responses it has received from its customers, the Company believes that its mass merchant customers will be year 2000 compliant before the end of 1999.

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

INTRODUCTION OF THE EURO

The European Economic and Monetary Union and the introduction of a new currency (the "Euro") began in Europe on January 1, 1999. The new currency enables the European Union ("EU") to blend the economies of EU's member states into one large market with unrestricted and unencumbered trade across borders. The change of currencies in Europe may affect the Company's business operations in Europe as well as having systems and accounting issues for the Company. The Company is currently evaluating the impact of the Euro, if any, on the Company's financial position, results of operation and cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was issued. SFAS 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 will be adopted by the Company at the end of fiscal 1999.

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

Certain matters contained herein are forward-looking statements that are based on management's beliefs as well as on assumptions made by and information currently available to management. When used herein, the words "expect," "anticipate," "intend," "plan," "believe," "estimate," and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include, but are not limited to: economic and market conditions, competitive activities or other business conditions, dependence on key customers, fluctuations in sales, profitability or working capital, weather conditions, currency fluctuations, and results of pending litigation.

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

                                       Date: February 2, 1999
                                            -----------------

                                       BELL SPORTS CORP.


/s/ Robert E. Collins      Vice President, Chief Financial Officer and Treasurer
------------------------   (Principal financial and accounting officer)
    Robert E. Collins

                                BELL SPORTS CORP.
                                INDEX TO EXHIBITS


   Exhibit
   Number                        Description
   ------                        -----------

    10.1*    Bell Sports Corp. Investment and Incentive Plan, dated
             December 21, 1998

    10.2* Bell Sports Corp. Class C Investment and Incentive Plan, dated December 21, 1998

    27*      Financial Data Schedule

----------

* Filed herewith