Form 10-Q
period 1999-03-27
BELL SPORTS CORP
filed 1999-05-11
CIK 884063

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarterly period ended              March 27, 1999
                                      ------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

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

                                 (408) 574-3400
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class                                   Date              Number of shares
--------------------------------------------------------------------------------
Class A Common Stock, $.01 par value    April 30, 1999           862,772
Class B Common Stock, $.01 par value    April 30, 1999           118,700
Class C Common Stock, $.01 par value    April 30, 1999            43,000

                                BELL SPORTS CORP.
                               INDEX TO FORM 10-Q

                                     PART I

                                                                        Page
                                                                       Number
                                                                       ------

Bell Sports Corp. and Subsidiaries Consolidated Balance Sheets as
     of March 27, 1999, and June 27, 1998                                 3

Bell Sports Corp.  and  Subsidiaries  Consolidated  Statements of
     Operations  for the nine months and three months ended March
     27, 1999, and March 28, 1998                                         4

Bell Sports Corp.  and  Subsidiaries  Consolidated  Statements of
     Cash Flows for the nine  months  ended March 27,  1999,  and
     March 28, 1998                                                       5

Notes to Consolidated Financial Statements                             6 - 11

Management's  Discussion and Analysis of Financial  Condition and
     Results of Operations                                            12 - 15

                             PART II

Items 1 to 6                                                             16

Signatures                                                               17

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       BELL SPORTS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                    March 27,        June 27,
                                                                      1999            1998
                                                                    ---------       ---------
                                                                   (unaudited)
ASSETS
------

Current assets:
      Cash and cash equivalents                                     $   9,181       $  45,093
      Accounts receivable                                              64,157          63,472
      Inventories                                                      47,626          39,679
      Deferred taxes                                                    9,636           8,970
      Other current assets                                              6,370           3,264
                                                                    ---------       ---------
         Total current assets                                         136,970         160,478

Property, plant and equipment                                          18,424          20,636
Long-term deferred taxes                                                9,500           9,500
Goodwill                                                               52,894          54,292
Intangibles and other assets                                            8,448           2,161
                                                                    ---------       ---------
         Total assets                                               $ 226,236       $ 247,067
                                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                              $  10,576       $   7,663
      Accrued compensation and employee benefits                        2,550           5,541
      Accrued expenses                                                 14,512          16,158
      Notes payable and current maturities of long-term debt
           and capital lease obligations                               24,539             679
                                                                    ---------       ---------
         Total current liabilities                                     52,177          30,041

Long-term debt                                                        146,907          86,625
Capital lease obligations and other liabilities                         4,127           2,142
                                                                    ---------       ---------
         Total liabilities                                            203,211         118,808
                                                                    ---------       ---------

Commitments and contingencies

Stockholders' equity:
      Series A Preferred Stock; 6% cumulative, $.01 par value;
           authorized 1,500,000 shares, 1,025,284  shares
           issued and outstanding at March 27, 1999                    52,279              --
      Preferred stock; $.01 par value; authorized 1,000,000,
           none issued at June 27, 1998                                    --              --
      Class A Common Stock; $.01 par value; authorized 900,000
           shares; 862,772 shares issued and outstanding at
           March 27, 1999                                                   9              --
      Class B Common Stock; $.01 par value; authorized 150,000
           shares, 118,700 shares issued and outstanding at
           March 27, 1999                                                   1              --
      Class C Common Stock; $.01 par value; authorized 50,000
           shares, 43,000 shares issued and outstanding at
           March 27, 1999                                                  --              --
      Common Stock; $.01 par value; authorized 25,000,000
           shares; 14,410,508 shares issued and 13,915,436
           shares outstanding at June 27, 1998                             --             144
      Additional paid-in capital                                       (8,060)        143,905
      Accumulated other comprehensive income                           (1,567)         (1,111)
      Accumulated deficit                                             (19,637)         (9,461)
                                                                    ---------       ---------
                                                                       23,025         133,477
      Treasury stock, at cost, none at March 27, 1999, and
           495 shares at June 27, 1998                                     --          (5,218)
                                                                    ---------       ---------
         Total stockholders' equity                                    23,025         128,259
                                                                    ---------       ---------

         Total liabilities and stockholder's equity                 $ 226,236       $ 247,067
                                                                    =========       =========

        See accompanying notes to these consolidated financial statements

                       BELL SPORTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (unaudited, in thousands)

                                                                 Nine Months Ended              Three Months Ended
                                                               -------------------------       -------------------------

                                                               March 27,       March 28,       March 27,       March 28,
                                                                 1999            1998            1999            1998
                                                               ---------       ---------       ---------       ---------
         Net sales                                             $ 140,245       $ 138,554       $  54,306       $  52,332
         Cost of sales                                            94,749          93,591          36,873          34,132
                                                               ---------       ---------       ---------       ---------

         Gross profit                                             45,496          44,963          17,433          18,200

         Selling, general and administrative expenses             34,931          34,570          11,631          11,894
         Foreign exchange (gain) loss                              1,905             (71)            (34)            (36)
         Amortization of goodwill and intangible assets            1,589           1,735             528             533
         Transaction costs                                        13,100              --             703              --
         Disposal of product line                                     --          (1,300)             --              --
         Restructuring charges                                        --           1,228              --              --
         Net investment income                                      (936)         (1,381)           (126)           (476)
         Interest expense                                         11,153           3,539           4,411           1,189
                                                               ---------       ---------       ---------       ---------

         (Loss) income before income taxes                       (16,246)          6,643             320           5,096
         Benefit (provision) for income taxes                      3,183          (2,524)           (132)         (1,936)
                                                               ---------       ---------       ---------       ---------

         (Loss) income before extraordinary items                (13,063)          4,119             188           3,160
         Extraordinary item:  Gain on early
               extinguishment of debt, net of taxes of
               $2,006                                              2,887              --              --              --
                                                               ---------       ---------       ---------       ---------

         Net (loss) income                                     $ (10,176)      $   4,119       $     188       $   3,160
                                                               =========       =========       =========       =========

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                       Nine Months Ended
                                                                                   -------------------------
                                                                                   March 27,       March 28,
                                                                                     1999            1998
                                                                                   ---------       ---------
         CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
         Net income (loss) before extraordinary item                               $ (13,063)      $   4,119
               Adjustments to reconcile net income (loss) before
               extraordinary items to net cash provided by (used in)
               operating activities:
                    Amortization of goodwill and intangibles                           1,589           1,730
                    Depreciation                                                       4,172           4,173
                    Loss on disposal of property, plant, and equipment                 1,297             312
                    Provision for doubtful accounts                                      512            (588)
                    Provision for inventory obsolescence                               2,572           1,695
                    Deferred income taxes                                               (666)             --
                    Other                                                              2,356             380

               Changes in assets and liabilities:
                    Accounts receivable                                               (1,512)          6,373
                    Inventories                                                      (10,705)        (12,352)
                    Other assets                                                      (3,738)          4,159
                    Accounts payable                                                   2,947             418
                    Other liabilities                                                 (4,428)         (5,349)
                                                                                   ---------       ---------

           Net cash provided by (used in) operating activities                       (18,667)          5,070
                                                                                   ---------       ---------


         CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
           Capital expenditures                                                       (3,297)         (3,610)
           Proceeds from the sale of SportRack                                            --          13,427
                                                                                   ---------       ---------

              Net cash provided by (used in) investing activities                     (3,297)          9,817
                                                                                   ---------       ---------

         CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
               Proceeds from issuance of common stock                                     84           1,119
               Proceeds from issuance of senior subordinated notes                   110,000              --
               Expenditures related to issuance of senior subordinated notes          (4,900)             --
               Proceeds from issuance of senior discount notes                        15,000              --
               Proceeds from issuance of preferred stock                              44,907              --
               Repurchase of common stock                                           (142,350)             --
               Tender of subordinated debentures                                     (57,681)             --
               Payments on notes payable, long-term debt and capital leases           (1,325)           (495)
               Net borrowings (payments) on line of credit agreement                  24,000         (18,708)
               Expenditures related to issuance of line of credit                     (1,381)             --
                                                                                   ---------       ---------

                  Net cash used in financing activities                              (13,646)        (18,084)
                                                                                   ---------       ---------

         Effect of exchange rate changes on cash                                        (302)           (546)
                                                                                   ---------       ---------

         Net increase (decrease) in cash and cash equivalents                        (35,912)         (3,743)

         Cash and cash equivalents at beginning of period                             45,093          29,008
                                                                                   ---------       ---------

         Cash and cash equivalents at end of period                                $   9,181       $  25,265
                                                                                   =========       =========

        See accompanying notes to these consolidated financial statements

                       BELL SPORTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

Bell Sports Corp. and its wholly-owned subsidiaries (collectively, the "Company" or "Bell") is the leading manufacturer and marketer of bicycle helmets worldwide and a leading supplier of a broad line of bicycle accessories in North America. The Company is also a leading supplier of auto racing helmets, a worldwide supplier of bicycle accessories, and a marketer of in-line skating, snowboarding, snow skiing and water sport helmets.

On August 17, 1998, the Company consummated the Agreement and Plan of Recapitalization and Merger with HB Acquisition Corporation, a Delaware corporation ("HB Acquisition"), which provided for the merger of HB Acquisition with and into Bell, with Bell continuing as the surviving corporation (the "Bell Merger"). Additionally, the Company completed a tender offer (the "Tender Offer") to purchase $62.5 million aggregate principal amount of its 4 1/4% Convertible Subordinated Debentures due November 2000 (the "Debentures"). The Company's wholly-owned subsidiary, Bell Sports, Inc., consummated the private placement of $110.0 million of its 11% Series A Senior Subordinated Notes due August 15, 2008 (the "Notes") and the Company completed the private placement of $15.0 million of its 14% Senior Discount Notes due August 14, 2009 (the "Discount Notes"). The Discount Notes were subsequently exchanged for New Discount Notes, which retain all of the attributes of the Discount Notes, but which are publicly registered.

Principles of Consolidation and Accounting Period
-------------------------------------------------

The consolidated financial statements include the accounts of Bell Sports Corp. and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year is either a fifty-two or fifty-three week accounting period ending on the Saturday that is nearest to the last day of June. The Company's fiscal third quarter in both 1999 and 1998 had thirteen weeks.

Unaudited Information and Basis of Presentation
-----------------------------------------------

The consolidated balance sheet as of March 27, 1999 and statements of operations and cash flows for all periods included in the accompanying financial statements have not been audited. In the opinion of management these financial statements include all normal and recurring adjustments necessary for a fair presentation of such financial information. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

Accounts Receivable
-------------------

Accounts receivable at March 27, 1999 and June 27, 1998 are net of allowances for doubtful accounts of $1.6 million and $1.7 million, respectively.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment at March 27, 1999 and June 27, 1998 are net of accumulated depreciation of $24.0 million and $21.8 million, respectively.

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

NOTE 2 - COMPREHENSIVE INCOME

Effective June 28, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is generally defined as all changes in equity during a period except those resulting from investments by owners or distributions to owners. For the Company, comprehensive income for all periods presented consisted solely of net earnings and foreign currency translation adjustments, as follows (in thousands):

                                        Nine Months Ended    Three Months Ended
                                      -------------------    ------------------
                                      March 27,  March 28,   March 27, March 28,
                                        1999       1998        1999      1998
                                      --------   --------    --------  --------

     Net income (loss)                $(10,176)  $  4,119    $    188  $  3,160
     Foreign currency translation
           adjustment, net of tax         (456)      (621)         96      (253)
                                      --------   --------    --------  --------

     Comprehensive income (loss)      $(10,632)  $  3,498    $    284  $  2,907
                                      ========   ========    ========  ========

NOTE 3 - INVENTORIES

Inventories consist of the following components (in thousands):

                                       March 27,             June 27,
                                         1999                  1998
                                   ------------------    ----------------

          Raw materials                   $5,898                 $3,539
          Work in process                  1,810                  2,010
          Finished goods                  39,918                 34,130
                                   ------------------    ----------------

               Total                     $47,626                $39,679
                                   ==================    ================


NOTE 4 - PRODUCT LIABILITY AND CONTINGENCIES

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

The Company sold its motorcycle helmet manufacturing business in June 1991 in a transaction in which the purchaser assumed all responsibility for product liability claims arising out of helmets manufactured prior to the date of disposition and the Company agreed to use its in-house defense team to defend these claims at the purchaser's expense. If the purchaser is for any reason unable to pay a judgment, settlement amount or defense costs arising out of these claims, the Company could be held responsible for the payment of such amounts or costs. The Company believes that the purchaser does not currently have the financial resources to pay any significant judgment, settlement amount, or defense costs arising out of any claim.

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

In June 1998, a Wilmington, Delaware jury returned a verdict against the Company relating to injuries sustained in a 1991 off-road motorcycle accident. The judgment totaled $1.8 million, excluding any interest, fees or costs which may be assessed. The claim is covered by insurance; however, the Company is responsible for a $1.0 million self-insured retention. The Company has filed an appeal of the judgment.

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

Shareholder Litigation
----------------------

Following the announcement of the Bell Merger, three purported class action lawsuits were filed in Delaware Chancery Court seeking preliminary and permanent injunctive relief against the consummation of the Bell Merger or, alternatively, the recovery of damages in the event the Bell Merger was consummated. The complaints, which were filed by Jeffrey Kaplan, Jerry Krim and Cyrus Schwartz, purported stockholders of the Company, named the Company, HB Acquisition, Chase Capital Partners, CBCI and the Company's then current directors as defendants. To the knowledge of the Company, none of the complaints was served. The complaints alleged, among other things, that the Bell Merger was unfair to the Company's former public stockholders and that certain defendants who were expected to exchange a portion of their shares of Common Stock, options to purchase shares of Common Stock or other Common Stock-based awards held by them for shares of common stock of HB Acquisition in connection with the Bell Merger had a conflict of interest which caused them, and the Company's then current directors, to breach their fiduciary duties to the Company's former stockholders. The complaints sought rescission of the Bell Merger or rescissory damages and an "accounting," in addition to attorney's fees and costs. The lawsuit filed by Jeffrey Kaplan was subsequently withdrawn, without prejudice to refile. Thereafter, on March 10, 1999, the remaining suits were dismissed by the plaintiffs without prejudice, subject to approval by the court. The court approved the dismissals on March 12, 1999.

Environmental Litigation
------------------------

In May 1998, the Company received a De Minimis Notice Letter and Settlement Offer from the United States Environmental Protection Agency ("USEPA") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), 42 U.S.C. Sections 9601 ET SEQ. for the Operating Industries, Inc. Landfill Superfund Site ("OII Site") in Monterey Park, California. CERCLA imposes liability for the costs of cleaning up, and certain damages resulting from, releases and threatened releases of hazardous substances. Although courts have interpreted CERCLA liability to be joint and several, where feasible, the liability typically is allocated among the responsible parties according to a volumetric or other standard. USEPA apparently has identified the Company as a DE MINIMIS potentially responsible party based on several waste shipments the Company allegedly sent to the site in the late 1970s and in 1980. USEPA's settlement offer to the Company is in the range of $29,000 to $36,000. The settlement would cover all past and expected future costs at the OII Site, and, with limited exceptions, provide the Company with covenants not to sue from the United States and California, and contribution protection from private parties. Accordingly, the Company does not expect this claim to have a material adverse effect on the Company.

In another unrelated matter, the Company received a General Notice Letter in October, 1998 from USEPA under CERCLA for the Casmalia disposal site in Santa Barbara County, California. USEPA apparently has identified the Company as a DE MINIMIS potentially responsible party based on several waste shipments the Company allegedly sent to the site during the 1980's. USEPA's settlement offer to the Company is in the range of $54,000 to $57,000. The benefits of the settlement are similar to those offered by USEPA for the OII site. Accordingly, the Company does not expect this claim to have a material adverse effect on the Company.

NOTE 5 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

On August 17, 1998, the Company's wholly-owned subsidiary, Bell Sports, Inc. issued Notes totaling $110.0 million, bearing interest at 11%, maturing on August 15, 2008. Interest on the Notes is payable on February 15 and August 15 of each year. The Notes are redeemable, in whole or in part, at the option of Bell Sports, Inc. at any time on or after August 15, 2003, in cash, at specified redemption prices. In addition, prior to August 15, 2001, the Company may redeem up to 35% of the bonds for 111% of their principle amount, plus accrued interest.

On August 17, 1998, the Company issued Discount Notes bearing interest at 14% totaling $15.0 million in a private placement transaction, maturing on August 14, 2009. Interest on the Discount Notes accrues on June 1 and December 1 of each year. On March 12, 1999, Discount Notes with an accreted value of $2.4 million were exchanged for 47.6 thousand shares of Series A Preferred Stock and
39.2 thousand shares of Class A Common Stock.

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

The Credit Agreement expires on August 17, 2003. The aggregate amount of borrowings permitted under the Credit Agreement is limited by a borrowing base formula equal to a percentage of the eligible domestic accounts receivable and inventory of the Borrower and the Subsidiary Guarantors plus an amount allowed for the retirement of convertible debt. The Credit Agreement provides for mandatory repayments from time to time to the extent the amount outstanding thereunder exceeds the maximum amount permitted under the borrowing base. Based on the provisions of the Credit Agreement, the Borrower could borrow a maximum of $59.8 million as of March 27, 1999. As of March 27, 1999, there were borrowings outstanding of $24.0 million under the Credit Agreement.

The Credit Agreement provides the Company with the option of borrowing based either on the U.S. prime plus a margin or LIBOR plus a margin. The margin for the U.S. prime can fluctuate between 0.0% and 1.0%, and the margin for LIBOR loans can fluctuate between 1.0% and 2.0% based on the Company's earnings and debt. At March 27, 1999, the margin for U.S. prime was 0.50% and the margin for LIBOR was 1.50%. Under the Credit Agreement, the Borrower is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.375% to 0.50% per annum, based on a pricing ratio. At March 27, 1999, the quarterly commitment fee was 0.50% per annum.

The Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum cash interest coverage ratio. It also contains covenants which restrict the ability of the Company to pay dividends, incur liens, issue certain types of debt or equity, engage in mergers, acquisitions or asset sales, or to make capital expenditures. At March 27, 1999, the Company was in compliance with all bank covenants.

Long-term debt consists of the following (in thousands):

                                                   March 27,       June 27,
                                                     1999            1998
                                                   ---------       ---------

  11% Notes                                        $ 110,000       $      --
  4 1/4% Debentures                                   23,750          86,250
  14% Discount notes                                  13,864              --
  Borrowings under line of credit                     24,000              --

  Notes collateralized by certain equipment
      due at various dates through December
      2000 and bearing interest at fixed rates
      ranging from 2.9% to 10.3%                         392             936
                                                   ---------       ---------
                                                     172,006          87,186
  Less: Current maturities                           (25,099)           (561)
                                                   ---------       ---------

  Total long-term debt                             $ 146,907       $  86,625
                                                   =========       =========

NOTE 6 - STOCKHOLDERS' EQUITY

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

Stock Options
-------------

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

Investment and Incentive Plan
-----------------------------

In November 1998, the Board of Directors approved two investment plans (the "Plans") to allow selected employees, directors, consultants and/or advisors of the company the opportunity to make equity investments in the Company. Under the Plans, up to 15,000 shares of Series A Preferred Stock, 12,500 shares of Class A Common Stock, 132,100 shares of Class B Common Stock and 50,000 shares of Class C Common Stock can be purchased by participants. As of March 27, 1999, 6,849 shares of Series A Preferred Stock, 5,686 shares of Class A Common Stock, 118,700 shares of Class B Common Stock, and 43,000 shares of Class C Common Stock had been purchased under the Plans.

NOTE 7 - RESTRUCTURING

International - Q3
------------------

During May 1999, the Company approved and announced a plan to restructure its international operations. Over the next twelve months, the Company will close the Irish and Canadian manufacturing facilities. At this time, costs associated with the restructuring, including severance benefits, facility closing costs, and capital asset disposal cannot be reasonably estimated.

Giro - Q2
---------

During January 1999, the Company announced a plan to restructure its Giro U.S. operations. This plan was significantly revised and approved in May 1999. Over the next twelve months, the Company will consolidate Giro's Santa Cruz,
California manufacturing and distribution operations with Bell's Rantoul, Illinois facility. At this time, costs associated with the revised restructuring, including severance benefits, facility closing costs, and capital asset disposal cannot be reasonably estimated.

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

On August 17, 1998, the Company consummated the Agreement and Plan of Recapitalization and Merger with HB Acquisition Corporation, a Delaware corporation ("HB Acquisition"), which provided for the merger of HB Acquisition with and into Bell, with Bell continuing as the surviving corporation (the "Bell Merger"). Additionally, the Company completed a tender offer (the "Tender Offer") to purchase $62.5 million aggregate principal amount of its 4 1/4% Convertible Subordinated Debentures due November 2000 (the "Debentures"). The Company's wholly-owned subsidiary, Bell Sports, Inc., consummated the private placement of $110.0 million of its 11% Series A Senior Subordinated Notes due August 15, 2008 (the "Notes") and the Company completed the private placement of $15.0 million of its 14% Senior Discount Notes due August 14, 2009 (the "Discount Notes"). The Discount Notes were subsequently exchanged for New Discount Notes, which retain all of the attributes of the Discount Notes, but which are publicly registered.


RESULTS OF OPERATIONS

NET SALES. Net sales for the third quarter of fiscal 1999 increased 4% to $54.3 million from $52.3 million in the fiscal 1998 third quarter, due primarily to strong bicycle helmet and accessories sales in the U.S. in the mass merchant channel. Year to date, net sales increased 1% to $140.2 million from $138.6 million in the first three quarters of fiscal 1998, due primarily to strong bicycle helmet and accessories sales in the U.S. in both the mass merchant and independent bicycle dealer channels.

The product line sales mix for the nine month and three month periods are as follows:

                                 Nine Months Ended         Three Months Ended
                                ---------------------     ----------------------

                                March 27,   March 28,     March 27,   March 28,
                                  1999        1998          1999        1998
                                ---------   ---------     ---------   ---------
Product Line Sales Mix:
     Bicycle accessories            53%        52%           52%         50%
     Bicycle helmets                45%        45%           46%         48%
     Auto Racing helmets             2%         3%            2%          2%


GROSS MARGIN. Gross margins for the third quarter of fiscal 1999 decreased to 32% of net sales, from 35% in the fiscal 1998 third quarter. Year to date, gross margins remained relatively flat at 32% in fiscal 1999 compared to 33% in fiscal 1998. The decreases are due to the product mix and unfavorable manufacturing variances.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs, as a percentage of net sales, decreased to 21%, from 23% in the fiscal 1998 third quarter, due primarily to lower marketing expenses. Year to date, selling, general, and administrative costs remained constant at 25% of net sales for both fiscal 1999 and fiscal 1998.

AMORTIZATION OF INTANGIBLES. Amortization of goodwill and intangible assets decreased slightly to $528,000 in the third quarter of fiscal 1999 compared to $533,000 for the comparable prior year period. Year to date, amortization of intangibles decreased to $1.6 million in fiscal 1999 from $1.7 million in fiscal 1998. The decrease is due to certain intangibles becoming fully amortized.

TRANSACTION COSTS. In the first half of fiscal 1999, the Company estimated costs related to the Bell Merger at $13.0 million. In the third quarter of fiscal 1999, the Company recorded an additional $0.7 million of costs related to the merger.

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

NET INVESTMENT INCOME. Net investment income decreased to $126,000 in the third quarter of fiscal 1999 compared to $476,000 in the third quarter of fiscal 1998. Year to date net investment income decreased to $936,000 in fiscal 1999 from $1,381,000 in fiscal 1998. The decrease is due to lower cash balances being invested resulting from the Bell Merger.

INTEREST EXPENSE. Interest expense increased to $4.4 million in the third quarter of fiscal 1999 from $1.2 million in the comparable prior year period. Year to date interest expense increased to $11.2 million in fiscal 1999 from $3.5 million in fiscal 1998. The increase is due to the issuance of the Notes and Discount Notes, partially offset by a $62.5 million reduction in debt resulting from the Tender Offer.

INCOME TAXES. The effective tax rate was 41% for the third quarter of fiscal 1999 and 20% year to date for fiscal 1999. The effective tax rate was 38% for both the second quarter of fiscal 1998 and the first nine months of fiscal 1998. The variance on the year to date rates is due to the non-deductibility of the transaction costs. The Company anticipates the effective tax rate for the remainder of fiscal 1999 to remain at 41%.

LIQUIDITY AND FINANCIAL RESOURCES

The Company has historically funded its operations, capital expenditures and working capital requirements from internal cash flow from operations and borrowings. The Company's working capital decreased to $84.8 million at March 27, 1999 from $130.4 million at June 27, 1998. The decrease is primarily attributable to the use of cash in connection with the Bell Merger and the Tender Offer coupled with lower inventory balances.

The Company's capital expenditures were $3.3 million for the first nine months of fiscal 1999. The Company estimates it will spend a total of approximately $5.1 million on capital expenditures in fiscal 1999 for product tooling and to maintain and upgrade its facilities and equipment.

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

The Credit Agreement also contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum cash interest coverage ratio. It also contains covenants which restrict the ability of the Company to pay dividends, incur liens, issue certain types of debt or equity, engage in mergers, acquisitions or asset sales, or to make capital expenditures. At March 27, 1999, the Company was in compliance with all bank covenants.

The Credit Agreement expires in August 2003. As of March 27, 1999, outstanding borrowings under the Credit Agreement totaled $24.0 million. Based on the provisions of the Credit Agreement, the Company could have borrowed a maximum of $59.8 million.

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

All year 2000 efforts with respect to the Company and its subsidiaries' computer software programs are being made through internal resources and through routine software upgrades provided by the Company's software vendors. The Company has not incurred significant separately identifiable costs related to year 2000 issues through March 27, 1999 and does not expect to incur significant additional costs in order to make its computer software programs year 2000 compliant. The Company's internal resources consist of an information technology support team comprised of approximately fifteen full-time employees, covering both technical and application areas. The Company has not hired additional employees, either full-time or contract, in order to address year 2000 issues and expects all such issues will be adequately addressed by the existing team.

The Company employs certain manufacturing processes that utilize computer controlled manufacturing equipment. The Company believes such equipment is year 2000 compliant but has not completed its testing of such equipment. Testing is expected to be completed by May 1999. In the event the Company determines that such equipment cannot readily be made year 2000 compliant, the Company believes that it could revert to the manual processes previously employed or outsource such work with minimal incremental manufacturing cost.

The Company's facilities staff currently is investigating the status of the Company's Non-IT Systems with respect to year 2000 compliance. The Company expects that its Non-IT Systems will be year 2000 compliant before the end of 1999. The Company is utilizing internal resources to address the year 2000 compliance of its Non-IT Systems and has not incurred significant separately identifiable costs related to the year 2000 issues through March 27, 1999 and does not expect to incur significant additional costs in order to upgrade its Non-IT Systems to year 2000 compliance.

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

INTRODUCTION OF THE EURO

The European Economic and Monetary Union and the introduction of a new currency (the "Euro") began in Europe on January 1, 1999. The new currency enables the European Union ("EU") to blend the economies of EU's member states into one large market with unrestricted and unencumbered trade across borders. The change of currencies in Europe may affect the Company's business operations in Europe as well as having systems and accounting issues for the Company. The Company is currently evaluating the impact of the Euro, if any, on the Company's financial position, results of operations and cash flows. To date, the company has experienced no impact from the transition.

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

                                                     DATE:  MAY 11, 1999
                                                            --------------

                                                     BELL SPORTS CORP.




/s/  Richard S Willis               Executive Vice President, Chief Financial
------------------------------      Officer and Treasurer (Principal financial
                                    and accounting officer)

                                BELL SPORTS CORP.
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
--------------------------------------------------------------------------------

10.1* Merchandise Sourcing Agreement between Bell Sports and DS-MAX U.S.A., Inc., dated February 18, 1999

27*               Financial Data Schedule





----------------------------------

* Filed herewith