Form 10-K405
period 1999-07-03
BELL SPORTS CORP
filed 1999-09-30
CIK 884063

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 3, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                         Commission file number 0-19873

                                BELL SPORTS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                        36-3671789
      -------------------------------                        -------------------
      (State or other jurisdiction of                         (I.R.S. employer
       incorporation or organization)                        identification no.)

6350 San Ignacio Avenue, San Jose, California                      95119
- ---------------------------------------------                    ----------
  (Address of principal executive offices)                       (Zip Code)

                                 (408) 574-3400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
- -------------------                    -----------------------------------------
  Not applicable

           Securities registered pursuant to Section 12(g) of the Act:

               4 1/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2000
               ---------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 23, 1999 was $98,445 (based on the declared fair market value of the stock). For the purposes of this calculation, directors, executive officers and any holder of more than 10% of any class of the Company's stock were considered affiliates of the registrant.



                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of each of the registrant's classes of common stock, as of September 23, 1999:

     Class                                                      Number of shares
     -----                                                      ----------------
     Class A Common Stock, $.01 par value                           870,661
     Class B Common Stock, $.01 par value                           128,200
     Class C Common Stock, $.01 par value                            56,000

                       DOCUMENTS INCORPORATED BY REFERENCE

None

PART I.

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

Bell Sports Corp. was incorporated in Delaware in 1989. As used herein, unless the context otherwise clearly requires, the "Company" or "Bell" refers to Bell Sports Corp., its consolidated subsidiaries and its predecessors. The Company is the leading manufacturer and marketer of bicycle helmets worldwide and a leading supplier of a broad line of bicycle accessories in North America. The Company also supplies bicycle accessories worldwide and markets in-line skating, snowboarding, snow skiing and water sport helmets. The Company markets its helmets under the widely recognized Bell, Bell Pro and Giro brand names, and its accessories under such leading brands as Bell, Blackburn, Rhode Gear, VistaLite, and Spoke-Hedz. With a broad, well-diversified, branded product offering marketed across all price points, the Company is a leading supplier of bicycle helmets and accessories to all major distribution channels in the industry, including mass merchants and independent bicycle dealers ("IBDs"). In fiscal 1999, the Company had net sales of $210.9 million.

The Company has developed a reputation over its 45-year history for innovation, design, quality and safety and is recognized by bicycling enthusiasts as a market leader in helmet technology and design. To leverage its outstanding reputation and position in bicycle helmets, the Company has pursued strategic acquisitions of complementary bicycle helmet and accessory brands. During the 1990s, the Company increased net sales from $40.4 million in fiscal 1990 to $210.9 million in fiscal 1999. The Company believes the primary drivers of this growth include: (i) the development of innovative bicycle helmets and accessories; (ii) strategic acquisitions; (iii) the successful introduction of the Bell brand, which historically had been reserved for sale to the IBD channel, into the mass merchant channel; (iv) an increase in safety awareness among consumers; and (v) the popularity of bicycling, including specialty segments such as mountain biking.

In fiscal 1999, approximately 54%, 44% and 2% of the Company's net sales were derived from the sale of bicycle accessories, bicycle helmets and auto racing helmets, respectively, with approximately 51% attributable to sales to domestic mass merchants, 28% attributable to domestic IBDs and 21% attributable to international sales.

Since its founding in 1954, the Company has engaged in the design, manufacture and marketing of: (i) bicycle helmets; (ii) bicycle accessories; (iii) auto racing helmets; and (iv) motorcycle helmets. Since 1989, the Company has sought to enhance its competitive position in the bicycle helmet and accessory markets through a series of strategic acquisitions including: (i) Rhode Gear USA, Inc. ("Rhode Gear") in November 1989; (ii) Blackburn Designs, Inc. ("Blackburn") in November 1992; (iii) VistaLite, Inc. ("VistaLite") in January 1994; (iv) SportRack Canada, Inc. ("SportRack") in May 1995; (v) American Recreation
Company Holdings, Inc. ("AMRE") in July 1995; and (vi) Giro Sport Design International, Inc. ("Giro") in January 1996. In 1991, the Company divested its motorcycle helmet business and entered into a long-term licensing agreement for motorcycle helmets to be marketed under the Bell brand name. The Company divested Service Cycle/Mongoose in April 1997 and SportRack in July 1997. In 1999, the Company sold its auto racing helmet business and entered into a long-term royalty-free licensing agreement for auto racing helmets and automotive accessories to be marketed under the Bell brand name.

Also in fiscal 1999, in an effort to remain competitive, the Company announced and began to implement a plan to restructure its worldwide operations. Under the plan the Company has closed its Santa Cruz, California, Canada and Ireland manufacturing facilities. In addition, the Company has entered into an agreement to sell the its manufacturing facility in France. This will leave the Company with one manufacturing facility in Rantoul, Illinois. In addition, under the plan, the Company has consolidated its product design and test labs into one global facility, and has announced its plans to close its Australia sales and marketing office.

In April 1992, the Company completed an initial public offering of its common stock, par value $.01 ("Common Stock"). In December 1992, the Company completed a secondary public offering of its Common Stock and in November 1993 completed a public offering of its 4 1/4% Convertible Subordinated Debentures due 2000 (the "Debentures").

In August 1998, the Company consummated an Agreement and Plan of Recapitalization and Merger with HB Acquisition Corporation, a Delaware corporation ("HB Acquisition"), which provided for the merger of HB Acquisition with and into Bell, with Bell continuing as the surviving corporation (the "Bell Merger"). Shares of the Company's common stock outstanding at the time of the Bell Merger were converted into the right to receive $10.25 per share in cash.

Additionally, the Company completed a tender offer (the "Tender Offer") to repurchase $62.5 million aggregate principal amount of its Debentures. The Company's wholly-owned subsidiary, Bell Sports, Inc. ("BSI"), consummated the private placement of $110.0 million of its 11% Series A Senior Subordinated Notes due August 15, 2008 (the "Series A Notes") and the Company completed the private placement of $15.0 million of its 14% Senior Discount Notes due August 14, 2009 (the "Discount Notes"). The Series A Notes were subsequently exchanged in a transaction that was registered under the Securities Act of 1933 for 11% Series B Senior Subordinated Notes due August 15, 2008 issued by BSI (the "Series B Notes"), which retain all of the attributes of the Series A Notes, but which are publicly registered. BSI's obligations under the Series B Notes are guaranteed on a senior subordinated basis by the Company.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company operates primarily in one line of business--the designing, manufacturing, marketing and distributing of bicycle accessories and bicycle helmets. The Company also manufactures and markets in-line skating, snowboarding, snow skiing and water sport helmets. The Company's line of business is divided into three reportable segments: products sold to domestic mass merchants, products sold to domestic independent bicycle dealers (IBDs), and products sold in international operations. The international operations meet the aggregation criteria specified under SFAS 131. In 1999, the Company sold its auto racing helmet business and entered into a long-term royalty-free licensing agreement for auto racing helmets and automotive accessories to be marketed under the Bell brand name.

(c) NARRATIVE DESCRIPTION OF BUSINESS

     (i) Principal products, markets and distribution channels

     The Company primarily manufactures, markets and distributes bicycle helmets and accessories.

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

     THE MASS MERCHANT CHANNEL. The Company markets a wide range of bicycle accessories and bicycle helmets through the mass merchant channel, including retailers such as Wal-Mart, K-Mart, Costco, Sears and Fred Meyer. Bicycle helmets are marketed through the mass merchant channel under the Bell brand name. Bicycle accessories are marketed through the mass merchant channel under the Bell, Cycletech, Spoke-Hedz and Fisher Price(R) brand names. Prior to fiscal 1996, the Bell brand of bicycle helmets was marketed exclusively in the IBD trade channel.

     THE IBD CHANNEL. The Company markets premium bicycle helmets and accessories through the IBD channel, which includes bicycle chains, independent bicycle shops, specialized sporting goods stores and mail order catalogs. Bicycle helmets are marketed through the IBD channel under the Bell Pro and Giro brand names. Bicycle accessories are marketed through the IBD channel under the Blackburn, Rhode Gear, and VistaLite brand names.

     The following is a discussion of each of the Company's international operating divisions:

     BELL SPORTS CANADA. The Bell Sports division in Canada ("Bell Sports Canada"), located in Granby, Quebec, markets its products to the Canadian IBD and mass merchant channels. Bell Sports Canada markets it products primarily under the same brand names as those in the United States. In addition, Bell Sports Canada distributes non-proprietary accessories in the IBD channel through such companies as RockShox and Race Face. In August 1999, the Company announced plans to close the Canadian facility. Canadian IBD and mass merchant customers will be serviced out of the US facilities and the Calgary, Alberta distribution center.

     BELL SPORTS EUROPE. Giro Ireland, Limited ("Giro Ireland"), headquartered in Limerick, Ireland, assembles, markets and distributes bicycle helmets across Europe under the Giro brand name. EuroBell S.A. ("EuroBell"), located in Roche La Moliere, France, manufactures, markets and distributes bicycle helmets and bicycle accessories to the IBD and mass merchant channels throughout Europe. EuroBell markets its bicycle helmets in Europe under the Bell, Bell Pro and Bike Star(TM) brand names and certain private label arrangements, and its bicycle accessories under the Bell, Rhode Gear, Blackburn and VistaLite brand names. In May 1999, the Company announced plans to consolidate the assembly and distribution of Giro helmets into the France facility. In addition, the Company has entered into an agreement to sell its manufacturing facility in France. The sale is expected to be completed by October 1999.

     BELL SPORTS AUSTRALIA. The Bell Sports division in Australia ("Bell Sports Australia"), located in Sydney, Australia, began operating in November 1996 as a sales, marketing and distribution office servicing Australia, New Zealand and the Pacific Rim. Prior to November 1996, the Company marketed its products in Australia through third-party distributors. The division markets bicycle helmets to the IBD and mass merchant channels under the Bell, Bell Pro and Giro brand names and bicycle accessories under the Bell, Rhode Gear, Blackburn and VistaLite brand names, in addition to certain non-proprietary brands such as RockShox and Pearl Izumi. In July 1999, the Company announced plans to close Bell Sports Australia and to continue to service the Australian and New Zealand markets through third party distributors.

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

     (iii) Sources and availability of raw materials

     No single raw material accounts for a significant portion of the cost of the Company's products. The Company's bicycle, snow skiing, snowboarding and auto racing helmets contain plastic expandable polystyrene foam, which is one of the primary materials used in the Company's helmets. In fiscal 1999, the Company purchased substantially all of its expandable polystyrene from BASF and Polysource, two of several possible suppliers of this material. During fiscal 1999, the Company sold the assets of its domestic foam molding facility in Rantoul, Illinois. As a result of this transaction, the Company no longer purchases a significant amount of raw expandable polystyrene. The Company also entered into a foam molding agreement with the purchaser of the assets of the Rantoul, Illinois foam molding facility, pursuant to which the purchaser has agreed to provide the Company with foam helmet liners and certain related components. Metal tubing, readily available from many sources, is used extensively in the manufacturing of bicycle carriers (shuttles) for automobiles. The Company does not have any long-term supply contracts for the purchase of raw materials. Some components and many finished good items, including bicycle accessories, are manufactured for the Company by outside suppliers, including suppliers in North America, Western Europe, Taiwan and China. Although the Company believes there are sufficient alternative sources of the raw materials it utilizes in the manufacture of its products, there can be no assurance that the Company would find such alternative suppliers on a timely basis and on terms favorable to the Company.

     (iv) Patents, trademarks and licenses

     In the course of its business, the Company employs various trademarks, trade names and service marks, including its logos, in the packaging and advertising of its products. The Company believes the strength of its service marks, trademarks and trade names are of considerable value and importance to its business and intends to continue to protect and promote its marks as appropriate. The loss of any significant mark could have a material adverse effect on the Company. The Company also licenses the Bell trademark for use on certain motorcycle, snowmobile and police helmets manufactured by third parties. In fiscal 1999, the Company sold its auto racing helmet business and entered into a long-term royalty-free licensing agreement for auto racing helmets and automotive accessories to be marketed under the Bell brand name.

     The Company is the owner of numerous federal trademark registrations and applications filed with the United States Patent and Trademark Office. These registrations constitute evidence of the validity of these marks and the Company's exclusive right to use the marks on its products. The Company may also be entitled to protection under the federal Trademark Act for the Company's unregistered marks. Additionally, the Company owns numerous foreign trademark registrations. The Company owns 65 United States patents and 13 foreign patents. As of July 3, 1999, the Company had 9 United States patents and 4 foreign patents pending issuance. None of the Company's patents are believed to be material to the Company's financial condition or results of operations.

     Bell(C), Giro(C), Blackburn(C), Rhode Gear(C), VistaLite(C), Copper Canyon Cycling(C), Spoke-Hedz(C) and Bike Star(TM) are registered trademarks of the Company, BSI or its subsidiaries. Other brand names, trademarks, servicemarks or tradenames referred to or incorporated by reference in this Form 10-K are the names or marks of their respective owners.

     (v) Extent to which the business is seasonal

     Bicycling is primarily a warm weather sport. Sales of the Company's products reflect, in part, a seasonality of market demand. In fiscal 1999 and 1998, approximately 59% and 58%, respectively, of the Company's net sales occurred during the six months ended July 3, 1999 and June 27, 1998, respectively. The second quarter of the fiscal year is generally the Company's slowest quarter. In addition, quarterly results may vary from year to year due to the timing of new product introductions, major customer shipments, inventory holdings of significant customers, adverse weather conditions and the sales mix of products sold. Accordingly, comparisons of quarterly information of the Company's results of operations may not be indicative of the Company's ongoing performance.

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

     (vii) Dependence on single customer

     In  fiscal  1999,   1998  and  1997,   approximately   28%,  21%  and  18%,
     respectively, of the Company's net sales were to a single customer, Wal-Mart. In addition, at the end of fiscal 1999 and 1998, 30% and 27% of the Company's gross accounts receivable were attributed to Wal-Mart. In fiscal 1999, the largest five customers of the Company were Wal-Mart, K-Mart, Costco, The Sports Authority, and Canadian Tire and accounted for 45% of its net sales, and the largest ten customers accounted for 52% of its net sales. The Company has no written agreement or other understanding with Wal-Mart or any of its other customers that relates to future purchases by such customers, and thus such purchases could be discontinued at any time. A termination of or other adverse change in the Company's relationship with, an adverse change in the financial condition of, or a significant reduction in sales to, Wal-Mart or other large customers of the Company, could have a material adverse effect on the Company. The write-off of any significant receivable due from these customers could also adversely impact the Company.

     (viii) Backlog orders

     Historically, there is a backlog of specialty retail orders from October to December as a result of preseason orders placed after the fall trade shows. The backlog of orders decreases over the winter months and is usually insignificant by the end of the Company's third fiscal quarter. The mass merchant trade channel does not operate with a large backlog. At the end of each of fiscal years 1999, 1998, and 1997, the backlog was not significant.

     (ix) Business subject to renegotiation

     The Company does not currently engage in any business with governmental authorities that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of such authorities.

     (x) Competitive conditions

     The markets for bicycle helmets and accessories are highly competitive, and the Company faces competition from a number of sources in each of its product lines. Some competitors are part of large bicycle manufacturers and may be better able to promote bicycle helmet and accessory sales through bicycle sales programs. Competition is based on price, quality, customer service, brand name recognition, product features and style. Although there are no significant technological or manufacturing barriers to entering the bicycle helmet and accessory businesses, factors such as brand recognition and customer relationships may discourage new competitors from entering the business. New competitors entered the bicycle helmet market in the mid-1990s and pricing pressures increased significantly as a result of such competition. There can be no assurance that additional competitors will not enter the Company's existing markets, nor can there be any assurance that the Company will be able to compete successfully against existing or new competition.

     (xi) Research and development expenditures

     The Company has an ongoing research and development program directed at enhancing and expanding its existing products and developing new products. The Company's bicycle helmet research and development staff primarily focuses on developing technical product features which can improve helmet aerodynamics, weight, comfort, durability, safety, fit, aesthetics and style in an effort to broaden a helmet's consumer appeal. A separate staff focuses on developing innovative and better performing bicycle accessories. Research and development expenditures in fiscal 1999, 1998 and 1997 were approximately $3.6 million, $3.6 million and $4.7 million, respectively.

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

     In another unrelated matter, the Company received a General Notice Letter in October 1998 from USEPA under CERCLA for the Casmalia disposal site in Santa Barbara County, California. USEPA apparently has identified the Company as a de minimis potentially responsible party based on several waste shipments the Company allegedly sent to the site during the 1980s. USEPA's settlement offer to the Company is in the range of $54,000 to $57,000. The benefits of the settlement are similar to those offered by USEPA for the OII site. Accordingly, the Company does not expect this claim to have a material adverse effect on the Company.

     (xiii) Number of employees

     The Company employed approximately 961 persons at July 3, 1999. The Company is a party to collective bargaining agreements at one facility, covering approximately 36 employees. The Company's collective bargaining agreement with the Retail, Wholesale and Department Store Union covers employees at the Company's York, Pennsylvania facility and expires in December 2000.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The financial information required with respect to foreign and domestic operations and export sales of the Company appears in Note 14 to the Consolidated Financial Statements of the Company appearing on page 38 of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

The following table sets forth a brief description of the properties of the Company and its subsidiaries:

Location                   General Description
- --------                   -------------------
San Jose, CA               Corporate headquarters and sales, marketing,
                           administration, research and development facility of approximately 63,600 square feet

Rantoul, IL                Administration, manufacturing, and distribution
                           facility of approximately 284,696 square feet on 34 acres

Santa Cruz, CA             Giro sales, marketing, administration, and research
                           and development facility of approximately 50,500 square feet

Scottsdale, AZ             Administration offices of approximately 1,600
                           square feet

York, PA Distribution center with approximately 300,000 square feet

Roche La Moliere, France   Administrative, sales, manufacturing and distribution
                           facility of approximately 38,700 square feet on 2.9 acres

Limerick, Ireland          Giro sales and administrative facility of
                           approximately 18,800 square feet

Granby, Quebec             Sales, marketing, administration and distribution
                           facilities of approximately 136,000 square feet

Calgary, Alberta           Distribution facility of approximately 14,000 square
                           feet

Sydney, Australia          Sales, marketing, administration and distribution
                           facility of approximately 21,500 square feet

All locations are leased except for the York, Pennsylvania facility and the Roche La Moliere facility, which is held under a lease-purchase arrangement. BSI has executed an agreement pursuant to which the Roche La Moliere facility will be sold. This transaction is expected to be completed in October 1999.

ITEM 3. LEGAL PROCEEDINGS

The philosophy of the Company is to defend vigorously all product liability claims. Although the Company intends to continue to defend itself aggressively against all claims asserted against it, current pending proceedings and any future claims are subject to uncertainties attendant with litigation and the ultimate outcome of such proceedings or claims cannot be predicted. Due to the self insurance retention amounts in the Company's product insurance coverage, the assertion against the Company of a large number of claims could have a material adverse effect on the Company. In addition, the successful assertion against the Company of any, or a combination of large, uninsured claims, or of one or a combination of claims exceeding applicable insurance coverage, could have a material adverse effect on the Company.

Due to certain deductibles, self-insured retention levels and aggregate coverage amounts applicable under the Company's insurance policies, the Company may bear responsibility for a significant portion, if not all, of the defense costs (which include attorney's fees, settlement costs and the cost of satisfying judgments) of any claim asserted against the Company or its subsidiaries. There can be no assurance that the insurance coverage, if available, will be sufficient to cover one or more large claims or that the applicable insurer will be solvent at the time of any covered loss. Further, there can be no assurance that the Company will be able to obtain insurance coverage at acceptable levels and costs in the future.

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

Insurance coverage for products manufactured by Giro, prior to its acquisition by the Company in January 1996, includes self-insured retentions of $0.5 million per occurrence and $1.5 million in the aggregate for all product claims, with $55.0 million coverage in excess of the self-insured retention levels. The Company maintains an active role in the management of all Giro related litigation. Giro claims served after December 31, 1996 are insured under the same coverage provided to the Company.

From 1954 to 1991, the Company manufactured, marketed and sold motorcycle helmets. The Company sold its motorcycle helmet manufacturing business in June 1991. Even though the purchaser assumed all responsibility for product liability claims arising out of helmets manufactured prior to the date of the disposition, the Company has paid certain costs associated with the defense of such claims and agreed to use its in-house defense team to defend these claims at the purchaser's expense. If the purchaser is for any reason unable to pay a judgment, settlement amount or defense costs arising out of any claim, the Company could be held responsible for the payment of such amount or costs. The Company believes that the purchaser does not currently have the financial resources to pay any significant judgment, settlement amount or defense costs arising out of any such claims. The Company has licensed the Bell trademark to the purchaser for use on motorcycle helmets. The Company believes that, by virtue of its status as licensor and the fact that such motorcycle helmets carry the Bell name, it is possible that the Company could be named as a defendant in future actions involving liability for motorcycle helmets manufactured by the purchaser of the Company's motorcycle helmet business.

In fiscal 1998, the Company secured a ten-year insurance policy from AIG and Chubb, providing coverage for motorcycle helmets manufactured or licensed prior to June 1991. The policy covers up to a maximum of $50.0 million in the aggregate in excess of the Company's self-insured retention of $1.0 million per occurrence, excluding all previous payments made on existing claims, in excess of $2.0 million in the aggregate for known claims or $4.0 million in the aggregate for incurred but not reported claims and new occurrences. The policy covers all claims except the February 1996 and February 1998 judgments against the Company.

From 1954 to 1999, the Company manufactured, marketed and sold auto racing helmets. The Company sold its auto racing helmet business in July 1999 and entered into a long-term royalty-free licensing agreement with the purchaser for auto racing helmets and automotive accessories to be marketed under the Bell brand name. The Company retains responsibility for product liability claims relating to auto racing helmets manufactured prior to the sale of the auto racing helmet business. The Company believes that, by virtue of its status as a licensor it could be named as a defendant in actions involving liability for auto racing helmets and automotive accessories manufactured by the purchaser of the Company's auto helmet business.

Due to the nature of the business of the Company, at any particular time the Company may be a defendant in a number of product liability lawsuits for serious personal injury or death allegedly related to the Company's products and, in certain instances, products manufactured by others. Many such lawsuits against the Company seek damages, including punitive damages, in substantial amounts.

During each of the last five fiscal years the Company has been served with complaints in the following number of cases: 5 cases in fiscal 1995, 12 cases in fiscal 1996, 15 cases in fiscal 1997, 14 cases in fiscal 1998, and 14 cases in fiscal 1999. Of the 14 cases served in fiscal 1999, which includes Giro and AMRE lawsuits, 1 involves bicycles, 5 involve bicycle accessories, 6 involve bicycle helmets, and 2 involve motorcycle helmets. Of these same 14 cases, 2 cases involve a claim relating to death, 3 involve claims relating to serious, permanently disabling injuries, and 9 involve less serious injuries such as fractures or lacerations. Typical product liability claims include allegations of failure to warn, breach of express and implied warranties, design defects and defects in the manufacturing process.

As of July 3, 1999, there were 38 lawsuits pending relating to injuries allegedly suffered from products made or sold by the Company. Of the 38 lawsuits, 10 involve motorcycle helmets, 14 involve bicycle helmets, 1 involves an auto racing helmet, 1 involves a bicycle pedal, 9 involve bicycles and 3 involve bicycle accessories.

7 of the 38 lawsuits pending against the Company as of July 3, 1999 are scheduled for trial prior to December 31, 1999. Of the 7 lawsuits scheduled for trial prior to December 31, 1999, 4 involve bicycle helmet claims. The bicycle helmet claims include allegations of failure to warn and design defects.

In February 1996, a Toronto, Canada jury returned a verdict against Bell Sports based on injuries arising out of a 1986 motorcycle accident. The jury found that Bell Sports was 25% responsible for the injuries with the remaining 75% of the fault assigned to the plaintiff and the other defendant. If the judgment is upheld upon appeal, the amount of the claim for which Bell Sports would be responsible and the legal fees associated therewith are estimated to be between $3.5 and $4.0 million (based on current exchange rates). This claim arose during a period in which the Company was self-insured. The Company has filed an appeal of the Canadian verdict.

In February 1998, a Wilkes-Barre, Pennsylvania jury returned a verdict against the Company relating to injuries sustained in a 1993 motorcycling accident. The judgment totaled $6.8 million, excluding any interest, fees or costs which may be assessed. This claim arose during a period in which the Company was self-insured. The Company filed a motion for a new trial which was denied. The Company has filed an appeal of the verdict.

In June 1998, a Wilmington, Delaware jury returned a verdict against the Company relating to injuries sustained in a 1991 off-road motorcycling accident. The judgment totaled $1.8 million, excluding any interest, fees or costs which may be assessed. The claim is covered by insurance; however, the Company is responsible for $1.0 million self-insured retention. The Company's post-trial motions have been denied by the trial court and an appeal is pending seeking reversal of the judgment of the trial court.

Based on management's extensive consultation with legal counsel prosecuting the appeals, the Company has established product liability reserves totaling $13.8 million, of which $4.8 million is classified as current. These reserves are intended to cover the estimated costs for the defense, payment or settlement of these and other known claims. The Company believes it will have adequate cash balances and sources of capital available to satisfy such pending judgments. However, there can be no assurance that the Company will be successful in appealing or pursuing settlements of these judgments or that the ultimate outcome of the judgments will not have a material adverse effect on the liquidity or financial condition of the Company.

Other than the litigation described above, the Company is not party to any material litigation that, if adversely determined, would have a material effect on its business.

See  Item  1.(c)(xii)   "Material  effects  of  compliance  with   environmental
regulations" for information relating to a De Minimis Notice Letter and Settlement Offer from USEPA.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to the consummation of the Bell Merger, the Company's common stock was traded on The Nasdaq National Market under the symbol "BSPT." Shares of the Company's common stock outstanding at the time of the Bell Merger were converted into the right to receive $10.25 per share in cash. Currently, there is no established trading market for any class of the Company's common stock. As of September 15, 1999 there were 38 holders of record of the Company's Class A Common Stock, 39 holders of record of the Company's Class B Common Stock and 14 holders of record of the Company's Class C Common Stock.

The Company currently intends to retain future earnings for use in its business, and therefore, does not anticipate paying any dividends in the foreseeable future.

During the period covered by this report, the Company sold an aggregate of 13,575 shares of Class A Common Stock, 128,200 shares of Class B Common Stock and 56,000 shares of Class C Common Stock to certain of its employees pursuant to the terms of the Company's Investment and Incentive Plan and Class C Investment and Incentive Plan in transactions exempt from registration under the Securities Act pursuant to Rule 506 under the Securities Act. The aggregate price for these shares was $88,461.

On February 1, 1999, the Company issued 16,921 shares of Class A Common Stock to Mary George, Chief Executive Officer of the Company, at a purchase price of $0.44 per share upon exercise of an option. The issuance of the shares was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

On March 12, 1999, the Company issued 23,781 shares of Series A Preferred Stock and 19,597 shares of Class A Common Stock to Brentwood Associates Buyout Fund II, L.P., 23,759 shares of Series A Preferred Stock and 19,579 shares of Class A Common Stock to Charlesbank Bell Sports Holdings, L.P., and 22 shares of Series A Preferred Stock and 18 shares of Class A Common Stock to Charlesbank Coinvestment Partners, L.L.C., in exchange for indebtedness of the Company held by them with an accreted value of $2.4 million. The issuance of the shares was exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the audited consolidated financial statements of the Company. The following selected financial data should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report.

                                                           (in thousands)
                                                         Fiscal Years Ended
                                     ------------------------------------------------------------
                                     July 3,      June 27,     June 28,     June 29,     July 1,
                                     1999 (1)     1998 (2)    1997 (3)     1996 (4)       1995
                                     ---------    ---------   ---------    ---------    ---------
SUMMARY OF OPERATIONS DATA:
Net sales                            $ 210,909    $ 207,236   $ 259,534    $ 262,340    $ 102,990
Net income (loss)                      (26,237)       8,578     (18,188)     (12,375)      (3,443)

BALANCE SHEET DATA:
  Working capital                    $  74,729    $ 130,437   $ 130,677    $ 149,474    $ 108,821
  Total assets                         218,934      247,067     268,754      298,635      186,434
  Total debt, less current portion     148,270       87,705     107,688      124,500       89,833
  Total stockholders' equity             6,465      128,259     118,965      136,041       75,816

(1) Results for fiscal 1999 include one-time charges of $13.1 million for the Bell Merger, $9.0 million for restructuring, $5.3 million for asset write-offs, and $14.8 million for product liability and other one-time charges.

(2) Results for fiscal 1998 include one-time restructuring charges of $1.2 million and a net loss on disposal of product lines and sale of assets of $700,000.

(3) Results for fiscal 1997 include a pre-tax loss on disposal of product line of $25.4 million related to the sale of the Service Cycle/Mongoose business and $4.1 million related to one-time restructuring charges.

(4) Results for fiscal 1996 include an inventory write-up of $14.1 million related to the AMRE Merger (as defined) and the acquisitions of SportRack and Giro, which was fully charged against cost of sales and $5.9 million related to one-time restructuring charges.

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

OVERVIEW

Bell Sports is the leading manufacturer and marketer of bicycle helmets worldwide and a leading supplier of a broad line of bicycle accessories in North America. The Company is also a supplier of bicycle accessories worldwide. Over its 45-year history, the Company has developed a reputation for innovation, design, quality and safety. Since its founding, the Company has engaged in the manufacture and sale of bicycle helmets, bicycle accessories, auto racing helmets and motorcycle helmets. In 1991, the Company elected to refocus its operations on the growing bicycle helmet and accessory business by divesting its motorcycle helmet business. Under the terms of the agreement providing for the sale of the motorcycle helmet business, the Company entered into a long-term licensing agreement under which the Company agreed to license the Bell brand name to the purchaser for use on motorcycle helmets. In 1999, the Company sold its auto racing helmet business and entered into a long-term royalty-free licensing agreement for auto racing helmets and automotive accessories to be marketed under the Bell brand name.

Throughout the 1980s and 1990s, the Company strengthened its position in the bicycle helmet and accessory markets through a series of strategic acquisitions, including: (i) Rhode Gear, a designer and marketer of certain premium bicycle accessories, in November 1989; (ii) Blackburn, a designer and marketer of certain premium bicycle accessories, in November 1992; (iii) VistaLite, a designer and manufacturer of premium LED safety lights and headlights for bicycles, in January 1994; (iv) SportRack, a designer, manufacturer and marketer of automobile roof rack systems, in May 1995; (v) American Recreation Company Holdings, Inc. ("AMRE"), a leading designer, marketer and distributor of bicycle helmets and accessories and marketer of a line of bicycles under the Mongoose brand, in July 1995; and (vi) Giro, a leading designer, manufacturer and marketer of premium bicycle helmets, in January 1996. Through the acquisitions of Rhode Gear, Blackburn, VistaLite and AMRE, the Company became one of the leading marketers and distributors of bicycle accessories in North America. In addition, the acquisition of Giro enhanced the Company's market position in the premium bicycle helmet market segment. Each of the acquisitions described above were accounted for under the purchase method of accounting, and accordingly, the Company's results of operations include the operations of the acquired businesses since their respective dates of acquisition. The Company has also expanded its international presence throughout the 1990s. In 1991, the Company entered the European market by opening a bicycle helmet manufacturing facility in France. In fiscal 1997, the Company continued its international expansion with the opening of a sales, marketing and distribution office in Australia to service the Australian, New Zealand and Pacific Rim markets.

The domestic bicycle helmet market experienced significant growth in unit sales during the early 1990s principally due to (i) increased safety awareness among consumers and the adoption of mandatory bicycle helmet legislation by several large states, including California and New York, and (ii) the popularity of bicycling, including speciality segments such as mountain biking. The convergence of these trends led to a significant increase in shelf space, particularly in the mass merchant channel, dedicated to bicycle helmets. As a result, several small helmet manufacturers entered the domestic bicycle helmet market in the early 1990s. In 1995 and 1996, as the increase in demand aided by new mandatory bicycle helmet legislation subsided, mass merchants reduced shelf space dedicated to the segment, driving down price points industry-wide. As a result, the Company reduced prices in an effort to maintain market share, and believes that this strategic decision proved successful as it effectively responded to new competitors and enabled Bell Sports to maintain its leading market position. However, this price pressure significantly reduced the Company's margins and profitability during this period. The Company believes that domestic bicycle helmet demand has stabilized.

In fiscal 1996 and 1997, the Company refocused on the profitability of its core businesses through the divestiture of non-strategic and low margin businesses, elimination of duplicative overhead and reduction of distribution and manufacturing costs. As a result, management initiated the following changes:
(i) the April 1997 divestiture of Service Cycle/Mongoose, a designer, marketer and distributor of bicycles and certain non-proprietary bicycle parts and accessories; (ii) the divestiture of SportRack in July 1997; (iii) the consolidation of its corporate headquarters into its San Jose, California facility; (iv) the closure of the Memphis, Tennessee distribution facility by consolidating operations into the Company's other existing distribution facilities; and (v) the installation of a new computer system in the warehouses and mass merchant operations to improve operational efficiency and customer service. In fiscal 1999, the Company announced and began to implement a restructuring plan to consolidate manufacturing operations and improve overall Company efficiency. As a part of this plan, the Company: (i) consolidated the Giro and Canada assembly and distribution facilities into the existing Rantoul, Illinois facility; (ii) sold its auto racing helmet business; (iii) announced the closure of its Australia sales and marketing operations together with its decision to service the Australia market with a local distributor; (iv) consolidated the Ireland assembly and distribution facilities into the existing France facility; and (v) entered into an agreement to sell the European manufacturing facility. Unless otherwise noted, the Company's results of operations include the operations of the divested businesses until the date of sale.

GENERAL

Net sales, as calculated by the Company, are determined by subtracting estimated returns, discounts, allowances and net freight charges from gross sales. The Company's cost of sales and its resulting gross margin (defined as gross profit as a percentage of net sales) are principally determined by the cost of raw materials, the cost of labor to manufacture its products, the overhead expenses of its manufacturing facilities, the cost of sourced products, warehouse costs, freight expenses, royalties and obsolescence expenses. Selling, general and administrative costs consist primarily of sales and marketing expenses, research and development costs and administrative costs. Sales and marketing expenses generally vary with sales volume while administrative costs are relatively fixed in nature.

As of July 3, 1999, the Company had domestic net operating losses of approximately $33.0 million, which will be carried forward and begin to expire in 2008. As a result of the Bell Merger, there will be an annual limitation of the loss carryforward which may delay or limit the eventual utilization of the carryforwards. The consolidated return rules limit utilization of acquired net operating loss and other carryforwards to income of the acquired companies in years in which the consolidated group has taxable income.

RESTRUCTURING CHARGES, ASSET WRITE-OFFS AND OTHER COSTS

RESTRUCTURING CHARGES, ASSET WRITE-OFFS AND OTHER COSTS - 1999

In an effort to remain competitive in an increasingly competitive marketplace, the Company announced a plan to restructure its worldwide operations, leaving it in a better position to focus on sales, marketing, distribution, and product innovation, while operating under a significantly lower cost structure.

The plan is set up with three main prongs: 1) consolidation of manufacturing facilities, 2) streamlining of administrative overhead, and 3) divestiture of the auto racing division and the closure of the Australian sales and marketing office. Costs associated with the plan are included in the consolidated statement of operations as restructuring charges, asset write-offs and other costs.

CONSOLIDATION OF MANUFACTURING FACILITIES. At the beginning of fiscal 1999, the Company owned and operated five manufacturing facilities around the world. In an effort to reduce duplicative expenses and increase efficiency, the Company has closed its Santa Cruz, California, Canada and Ireland manufacturing facilities. In addition, the Company has entered into an agreement to sell its manufacturing facility in France. The sale is expected to be completed by October 1999. This will leave the Company with one manufacturing facility in Rantoul, Illinois.

In the fourth quarter of fiscal 1999, the Company recorded $6,634,000 in restructuring costs, $4,784,000 in asset write-offs, and $1,026,000 in other costs associated with the consolidation of the manufacturing facilities. The restructuring costs are based on estimates of employee severance costs, lease obligations and legal fees. The restructuring costs include $1,968,000 of severance related costs for 206 employees from all areas of responsibility. Of these 206 employees, 173 had been terminated and paid a total of $460,000 as of July 3, 1999. The remaining 33 employees have been notified of their pending termination. The asset write-offs include $3,121,000 of property, plant, and equipment and $1,663,000 of inventory. The assets were written down to net realizable value, based on an estimate of what an independent third party would pay for the assets. Other costs include one-time charges such as the repayment of a grant to the Irish government, transferring of inventory to Rantoul and other miscellaneous expenses.

STREAMLINING OF OVERHEAD. In order for the Company to remain competitive, it has consolidated its product design and test labs into one global facility and eliminated administrative positions which were considered duplicative or excessive. In the fourth quarter, the Company recorded $2,005,000 of restructuring costs, $69,000 of asset write-offs, and $941,000 of other costs relating to this streamlining effort. The restructuring costs are based on estimates of employee severance costs, lease obligations and legal fees, and include $800,000 of severance related costs for 59 employees from all areas of responsibility, all of whom had been terminated as of July 3, 1999. A total of $319,000 in severance had been paid as of July 3, 1999. The asset write-offs relate to the write-off of property, plant and equipment rendered unnecessary due to the reduced headcount and consolidated test labs. Other costs include miscellaneous one-time expenses.

SALE OF AUTO RACING AND CLOSURE OF AUSTRALIA. In order to remain focused on the Company's core business of bicycle helmets and accessories, the Company has sold its auto racing helmet business, in exchange for an equity position in the purchaser. In addition, the Company has announced the closure of its Australian sales and marketing office. The Company will continue to service the Australian market through a local distributor. In the fourth quarter of fiscal 1999, the Company recorded $331,000 in restructuring costs, $413,000 in asset write-offs, and $325,000 in other costs associated with these moves. The restructuring costs are based on estimates of employee severance costs, lease obligations and legal fees. The restructuring costs include $141,000 of severance related costs for 26 employees from all areas of responsibility, all of whom were notified of their pending termination. No severance-related costs had been paid as of July 3, 1999. The asset write-offs include $170,000 of property, plant, and equipment and $243,000 of inventory and other assets. The assets were written down to net realizable value, based on an estimate of what an independent third party would pay for the assets. Other costs include miscellaneous, one-time expenses related to the sale of the auto racing helmet business.

The following table summarizes the classification in the Consolidated Statement of Operations of the charges relating to the restructuring program and other actions (in thousands):

     Restructuring charges:
       Manufacturing consolidation                                      $  6,634
       Overhead reduction                                                  2,005
       Sale of auto racing and Australia                                     331
                                                                        --------
                                                                           8,970
                                                                        --------
     Asset write-offs:
       Manufacturing consolidation                                         4,784
       Overhead reduction                                                     69
       Sale of auto racing and Australia                                     413
                                                                        --------
                                                                           5,266
                                                                        --------
     Other costs:
       Manufacturing consolidation                                         1,026
       Overhead reduction                                                    941
       Sale of auto racing                                                   325
                                                                        --------
                                                                           2,292
                                                                        --------

                                                                        $ 16,528
                                                                        ========

The following table sets forth the details of activity during fiscal 1999 for restructuring charges, asset write-offs and other costs and related accrued expenses (in thousands):

                                           June 27,                 Cash      Non-Cash     July 3,
                                             1998     Charges     Payments    Charges       1999
                                           --------   --------    --------    --------    --------
Restructuring accruals:
  Manufacturing consolidation              $     --   $ 12,444    $ (3,342)   $     --    $  9,102
  Overhead reductions                            --      3,015        (791)         --       2,224
  Sale of auto racing and Australia              --      1,069        (281)         --         788
  Restructuring accruals from prior years     1,490         --        (956)        (41)        493
                                           --------   --------    --------    --------    --------
                                           $  1,490   $ 16,528    $ (5,370)   $    (41)   $ 12,607
                                           ========   ========    ========    ========    ========

RESTRUCTURING CHARGES - 1998

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

The following table sets forth the details of activity during fiscal 1998 for restructuring charges and related accrued expenses (in thousands):

                                               June 28,  Restructuring    Cash     Non-cash    June 27,
                                                1997        Charges      Payments   Charges     1998
                                               -------      -------      -------    -------    -------
Restructuring accruals:
  Lease payments and other facility expenses   $    --      $   191      $   (60)   $    --    $   131
  Severance and other employee-related costs        --          820         (573)      (198)        49
  Asset write-downs                                 --          181         (140)        --         41
  Restructuring accruals from previous years     3,777           --       (2,598)        90      1,269
                                               -------      -------      -------    -------    -------
                                               $ 3,777      $ 1,192      $(3,371)   $  (108)   $ 1,490
                                               =======      =======      =======    =======    =======

RESTRUCTURING CHARGES - 1997

During fiscal 1997, the Company announced plans to significantly downsize the Scottsdale, Arizona corporate office by consolidating certain Scottsdale functions with the San Jose, California office. Included in the fiscal 1997 pre-tax loss are $2.7 million of restructuring charges related to this plan.

On June 27, 1995, the Company's stockholders approved the issuance of Common Stock in connection with the Agreement and Plan of Merger dated February 15, 1995 among the Company, Bell Merger Co., a wholly owned subsidiary of the Company, and AMRE. In contemplation of the merger, the Company formulated a program (the "Program") to consolidate and integrate the operations of Bell, SportRack and AMRE, as well as combine certain product lines. The Program called for the consolidation of certain sales and marketing, research and development, manufacturing, finance and management information systems functions. In fiscal 1997, $1.4 million of restructuring charges relating to the Program were recorded, including facility closing costs, severance and other employee related costs.

The following table sets forth the details of activity during fiscal 1997 for restructuring charges and related accrued expenses (in thousands):

                                               June 29,  Restructuring   Cash      June 28,
                                                1996        Charges     Payments     1997
                                               -------      -------     -------    -------
Restructuring accruals:
  Lease payments and other facility expenses   $    --      $   983     $  (614)   $   369
  Severance and other employee-related costs        --        3,158      (1,741)     1,417
  Restructuring accruals from previous years     5,157           --      (3,166)     1,991
                                               -------      -------     -------    -------
                                               $ 5,157      $ 4,141     $(5,521)   $ 3,777
                                               =======      =======     =======    =======

COMPARISON OF THE FISCAL YEAR ENDED JULY 3, 1999 WITH THE FISCAL YEAR ENDED JUNE 27, 1998

NET SALES. Net sales for fiscal 1999 increased 2% to $210.9 million in fiscal 1999 from $207.2 million in fiscal 1998. A strong increase in domestic mass merchant sales and flat sales in the domestic IBD market were offset by decreases in international sales.

For fiscal 1999, bicycle accessories, bicycle helmets and auto racing helmets represented approximately 54%, 44% and 2%, respectively, of the Company's net sales. For fiscal 1998, bicycle accessories, bicycle helmets and auto racing helmets represented approximately 52%, 46% and 2%, respectively, of the Company's net sales, excluding the results of the divested businesses.

GROSS MARGIN. Gross margin decreased to 33% of net sales in fiscal 1999 from 34% of net sales in fiscal 1998. Consistent with the sales trend discussed previously, an increase in domestic mass merchant margins and flat domestic IBD margins were offset by decreased margins from international operations.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were 23% of net sales in both fiscal 1999 and 1998.

AMORTIZATION OF INTANGIBLES. Amortization of goodwill and intangible assets decreased slightly to $2.1 million in fiscal 1999 from $2.3 million in fiscal 1998 as a result of certain intangibles becoming fully amortized.

TRANSACTION COSTS. During fiscal 1999, in association with the Bell Merger, the Company recorded one-time transaction costs of $13.1 million.

PRODUCT LIABILITY COSTS. Due to the nature of the Company's business, at any particular time it may be a defendant in a number of product liability lawsuits for serious personal injury or death allegedly related to the Company's products and, in certain instances, products manufactured by others. Many such lawsuits against the Company seek damages, including punitive damages, in substantial amounts. The Company's philosophy, both in prior fiscal years and in the current fiscal year, is to defend vigorously all product liability claims. Based on the Company's successful history in defending against such claims, the Company, in prior years, had accrued only for the costs associated with defending outstanding cases.

However, in fiscal 1999, after extensive consultations with legal counsel prosecuting the appeals, the Company determined that it was necessary to accrue for those cases in which a judgment has been entered against the Company, although the Company will continue to vigorously defend these claims. Accordingly, during fiscal 1999, the Company recorded $12.5 million in product liability costs as a reserve against outstanding judgments against the Company.

LOSS ON DISPOSAL OF PRODUCT LINES AND SALE OF ASSETS. During fiscal 1998, the Company negotiated a letter of intent to sell the assets of its domestic foam molding facility in Rantoul, Illinois, and agreed to sublet the building housing the foam molding facility to the purchaser. The Company completed the asset sale and entered into a foam molding supply agreement with the purchaser in fiscal 1999. The Company recorded fiscal 1998 charges of approximately $2.6 million, including a $2.0 million charge related to the divestiture of SportRack, and approximately a $0.6 million charge associated with the sale and related reorganization of the Company's domestic foam molding facility. During fiscal 1998, the Company reversed previously recorded charges of $1.9 million, including a $0.6 million benefit based on the finalization of costs associated with the closure of distribution facilities, and a $1.3 million benefit related to the reversal of the remaining reserve for uncollectible receivables established in fiscal 1997 in connection with the divestiture of Service Cycle/Mongoose.

NET INVESTMENT INCOME AND INTEREST EXPENSE. Net investment income decreased to $1.1 million in fiscal 1999 from $1.7 million in fiscal 1998. The decrease was due to the repurchase of shares under the Bell Merger which resulted in lower cash balances to invest. Interest expense increased $11.1 million from $4.7 million in fiscal 1998 to $15.8 million in fiscal 1999. The increase is due to the increased debt issued in connection with the Bell Merger.

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

INCOME TAXES. An income tax benefit of $7.6 million or 23% of the pre-tax loss was reported for fiscal 1999, compared to an income tax provision of $5.3 million or 38% of the pre-tax income, reported for fiscal 1998. The variance in rates between the two years is due to the non-deductibility of certain one-time charges.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 27, 1998 WITH THE FISCAL YEAR ENDED JUNE 28, 1997

The Company believes its results of operations in fiscal 1998 are not comparable to those of fiscal 1997 due to the inclusion of results of operations in fiscal 1997 of Service Cycle/Mongoose and SportRack, which were divested in April 1997 and July 1997, respectively. For ease of comparison to fiscal 1998, which does not include the results of the divested businesses, the Company has included adjusted information which excludes the divested businesses from the net sales and gross margin data for fiscal 1997.

NET SALES. Net sales decreased 20% to $207.2 million in fiscal 1998 from $259.5 million in fiscal 1997 primarily as a result of the divestiture of Service Cycle/Mongoose and SportRack. Excluding the results of the divested businesses, which combined contributed $50.7 million in net sales in fiscal 1997, net sales decreased $1.6 million or 1% to $207.2 million in fiscal 1998 from $208.8 million in fiscal 1997. The decrease resulted from lower bicycle accessory shipments due to a reduction in the number of days of inventory carried by a major mass merchant, the elimination of certain lower margin products from the

Company's sales mix and a decrease in the prices of certain helmets sold in the mass merchant channel. The decrease was largely offset by strong international sales growth and continued strength in the IBD helmet market.

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

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were 23% of net sales in both fiscal 1998 and 1997. Selling, general and administrative costs decreased by $11.9 million to $48.5 million in fiscal 1998 from $60.4 million in fiscal 1997. The decrease was primarily attributable to continued cost savings produced by the Company's cost reduction initiatives and the divestiture of Service Cycle/Mongoose and SportRack.

AMORTIZATION OF INTANGIBLES. Amortization of goodwill and intangible assets decreased to $2.3 million in fiscal 1998 from $3.3 million in fiscal 1997. The decrease was a result of a write-off of intangible assets relating to the divestiture Service Cycle/Mongoose and SportRack.

LOSS ON DISPOSAL OF PRODUCT LINES AND SALE OF ASSETS. During fiscal 1998, the Company negotiated a letter of intent to sell the assets of its domestic foam molding facility in Rantoul, Illinois, and agreed to sublet the building housing the foam molding facility to the purchaser. The Company subsequently entered into a foam molding supply agreement with the purchaser. The Company recorded fiscal 1998 charges of approximately $2.6 million, including a $2.0 million charge related to the divestiture of SportRack, and approximately a $0.6 million charge associated with the sale and related reorganization of the Company's domestic foam molding facility. During fiscal 1998, the Company reversed previously recorded charges of $1.9 million, including a $0.6 million benefit based on the finalization of costs associated with the closure of distribution facilities, and a $1.3 million benefit related to the reversal of the remaining reserve for uncollectible receivables established in fiscal 1997 in connection with the divestiture of Service Cycle/Mongoose.

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

INCOME TAXES. An income tax provision of $5.3 million or 38% of the pre-tax income was reported for fiscal 1998, compared to an income tax benefit of $3.0 million or 14% of the pre-tax loss, reported for fiscal 1997. A majority of the difference in the effective tax rates was due to the write-off of non-tax
deductible   goodwill   in   connection   with  the   divestiture   of   Service
Cycle/Mongoose.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations, capital expenditures and working capital requirements from internal cash flow from operations and borrowings. The Company's working capital decreased to $74.7 million at July 3, 1999 from $130.4 million at June 27, 1998, due mainly to the significant amount of cash used in the Bell Merger. Cash used in operating activities for fiscal 1999 was $4.3 million as compared to fiscal 1998, when cash provided by operating activities was $27.5 million. The significant variance is due primarily to the expenses incurred as a result of the Bell Merger and the restructuring plans.

The Company's capital expenditures were $4.1 million, $5.5 million and $7.1 million in fiscal 1999, 1998 and 1997, respectively. These amounts primarily reflect cash outlays for maintaining and upgrading the Company's manufacturing facilities and equipment including new product tooling and computer systems. Management estimates that the Company will continue to spend approximately $3.0 million to $4.0 million annually for product tooling and to maintain and upgrade its facilities and equipment.

In fiscal 1999, in connection with the Bell Merger, the Company used $143.1 million to repurchase its common stock and $57.7 million to retire a portion of the Debentures. This was partially offset by the net proceeds from the sale of the Series A Notes of $105.1 million, the net proceeds from the issuance of its preferred stock of $45.4 million, and the net proceeds from the sale of the Discount Notes of $15.0 million. The remaining $23.8 million of the Debentures become due in November 2000.

In August 1998, the Company and its wholly-owned subsidiary, BSI, entered into a $60.0 million senior secured revolving credit facility ("Credit Agreement"). The Credit Agreement is guaranteed by the Company and by certain of its subsidiaries (collectively, the "Subsidiary Guarantors" and together with the Company, the "Guarantors"). BSI's obligations under the Credit Agreement are secured by (a) substantially all of the tangible and intangible assets of BSI and each Guarantor, (b) the capital stock of BSI and each Subsidiary Guarantor and (c) 65% of the capital stock of certain foreign subsidiaries of the Company.

The Credit Agreement also contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum cash interest coverage ratio. It also contains covenants which restrict the ability of the Company to pay dividends, incur liens, issue certain types of debt or equity, engage in mergers, acquisitions or asset sales, or to make capital expenditures. At July 3, 1999, the Company was in compliance with or had obtained waivers for all bank covenants.

The Credit Agreement expires in August 2003. As of July 3, 1999, outstanding borrowings under the Credit Agreement totaled $10.0 million. Based on the provisions of the Credit Agreement, the Company could have borrowed a maximum of $59.6 million.

Management believes that cash flow from operations and borrowing availability under the Credit Agreement will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures, debt service obligations and the ultimate outcome of pending product liability judgments. The Company's ability to fund its operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control. In addition, a termination of, or other adverse change in the Company's relationship with, an adverse change in the financial condition of, or a significant reduction in sales to Wal-Mart, which represented approximately 28% of the Company's net sales in fiscal 1999, could have a material adverse effect on the Company's liquidity and results of operations.

YEAR 2000 COMPLIANCE

The year  2000  problem,  which is  common to most  corporations,  concerns  the inability of information systems, including computer software programs as well as other systems dependent on computerized information such as phones, voicemail, security systems and elevators (collectively, "Non-IT Systems"), to properly recognize and process date sensitive information related to the year 2000 and beyond. The Company believes that it will be able to achieve year 2000 compliance by the end of calendar 1999 and does not currently anticipate any material disruption of its operations as a result of any failure by the Company to be year 2000 compliant. However, to the extent the Company is unable to achieve year 2000 compliance, the Company's business and results of operations could be materially affected. This could be caused by computer-related failures in a number of areas including, but not limited to, the Company's financial systems, manufacturing and warehouse management systems, phone system and electricity supply.

The Company has performed a preliminary examination of its major software applications to determine whether each system is prepared to accommodate the year 2000. In fiscal 1998, through routine upgrades, the Company made the computer software programs used at the Company's domestic facilities and at Bell Sports Canada year 2000 compliant. These upgrades include, but are not limited to, the manufacturing, financial, customer and vendor purchase order processing and warehouse management systems. In fiscal 1999, the Company has further upgraded these programs to a year 2000 level certified by the Company's outside software vendors. The computer software programs of Giro, Giro Ireland, EuroBell and Bell Sports Australia are currently year 2000 compliant.

All year 2000 efforts with respect to the Company and its subsidiaries' computer software programs have been and are being made through internal resources and through routine software upgrades provided by the Company's software vendors. The Company has not incurred significant separately identifiable costs related to year 2000 issues through July 3, 1999 and does not expect to incur significant additional costs in order to make its computer software programs year 2000 compliant. The Company's internal resources consist of an information technology support team comprised of approximately fifteen full-time employees, covering both technical and application areas. The Company has not hired additional employees, either full-time or contract, in order to address year 2000 issues and expects all such issues will be adequately addressed by the existing team.

The Company employs certain manufacturing processes that utilize computer controlled manufacturing equipment. The Company has determined that such equipment is year 2000 compliant. However, in the event of a failure, the Company believes that it could revert to the manual processes previously employed or outsource such work with minimal incremental manufacturing cost.

The Company's facilities staff currently is investigating the status of the Company's Non-IT Systems with respect to year 2000 compliance. The Company expects that its Non-IT Systems will be year 2000 compliant before the end of 1999. The Company is utilizing internal resources to address the year 2000 compliance of its Non-IT Systems and has not incurred significant separately identifiable costs related to the year 2000 issues through July 3, 1999 and does not expect to incur significant additional costs in order to upgrade its Non-IT Systems to year 2000 compliance.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 3, 1999, the Company maintained a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate 10 percent increase in interest rates would not have a material effect on the Company's financial condition.

The Company's outstanding long-term debt at July 3, 1999 bears interest at fixed rates; therefore, the Company's results of operations would only be affected by interest rate changes to the extent that variable rate short-term notes payable are outstanding. Due to the short-term nature and insignificant amount of the Company's notes payable, an immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

In the past, the Company has periodically entered into forward foreign exchange contracts in managing its foreign currency risk. The Company has no significant outstanding foreign exchange contracts at July 3, 1999, and had no significant foreign exchange contract activity during fiscal 1999.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Bell Sports Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Bell Sports Corp. and its subsidiaries at July 3, 1999 and June 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 3, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP
San Francisco, California
September 8, 1999

                       BELL SPORTS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                           July 3,     June 27,
                                                            1999        1998
                                                          ---------   ---------
ASSETS
Current assets:
  Cash and cash equivalents                               $   8,875   $  45,093
  Accounts receivable                                        58,634      63,472
  Inventories                                                43,664      39,679
  Deferred taxes                                             11,366       8,970
  Other current assets                                        6,134       3,264
                                                          ---------   ---------
        Total current assets                                128,673     160,478

Property, plant and equipment                                16,162      20,636
Long-term deferred taxes                                     12,500       9,500
Goodwill                                                     52,429      54,292
Intangibles and other assets                                  9,170       2,161
                                                          ---------   ---------
        Total assets                                      $ 218,934   $ 247,067
                                                          =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $   9,249   $   7,663
  Accrued compensation and employee benefits                  2,580       5,541
  Accrued expenses                                           31,682      16,158
  Notes payable and current maturities of long-term debt
    and capital lease obligations                            10,433         679
                                                          ---------   ---------
        Total current liabilities                            53,944      30,041

Long-term debt, less current maturities                     148,270      86,625
Capital lease obligations, less current maturities,
  and other liabilities                                      10,255       2,142
                                                          ---------   ---------
        Total liabilities                                   212,469     118,808
                                                          ---------   ---------

Commitments and contingencies

Stockholders' equity:
  Series A Preferred Stock; 6% cumulative, $.01 par
    value; authorized 1,500,000 shares, 1,034,781
    shares issued and outstanding at July 3, 1999                10          --
  Preferred stock; $.01 par value; authorized
    1,000,000 shares, none issued and outstanding
    at June 27, 1998                                             --          --
  Class A Common Stock; $.01 par value; authorized
    900,000 shares, 870,661 shares issued and
    outstanding at July 3, 1999                                   9          --
  Class B Common Stock; $.01 par value; authorized
    150,000 shares, 128,200 shares issued and
    outstanding at July 3, 1999                                   1          --
  Class C Common Stock; $.01 par value; authorized
    56,500 shares, 56,000 shares issued and
    outstanding at July 3, 1999                                   1          --
  Common Stock; $.01 par value; authorized 25,000,000
    shares, 14,410,508 shares issued and 13,915,436
    shares outstanding at June 27, 1998                          --         144
  Additional paid-in capital                                 53,210     143,905
  Accumulated other comprehensive income (loss)              (1,925)     (1,111)
  Accumulated deficit                                       (44,841)     (9,461)
                                                          ---------   ---------
                                                              6,465     133,477
  Treasury stock, at cost, none at July 3, 1999
    and 495,072 shares at June 27, 1998                          --      (5,218)
                                                          ---------   ---------
        Total stockholders' equity                            6,465     128,259
                                                          ---------   ---------
        Total liabilities and stockholders' equity        $ 218,934   $ 247,067
                                                          =========   =========

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                    Fiscal years ended
                                            -----------------------------------
                                             July 3,      June 27,     June 28,
                                              1999         1998         1997
                                            ---------    ---------    ---------
Net sales                                   $ 210,909    $ 207,236    $ 259,534
Cost of sales                                 140,673      137,672      183,098
                                            ---------    ---------    ---------
Gross profit                                   70,236       69,564       76,436
                                            ---------    ---------    ---------
  Selling, general and
    administrative expenses                    48,338       48,562       60,574
  Foreign exchange (gain) loss                  1,734          (45)        (158)
  Amortization of goodwill and
    intangible assets                           2,117        2,260        3,320
  Transaction costs                            13,100           --           --
  Product liability costs                      12,500           --           --
  Restructuring charges                         8,970        1,192        4,141
  Asset write-offs                              5,266           --           --
  Other costs                                   2,292           --           --
  Loss on disposal of product lines
    and sale of assets                             --          700       25,360
                                            ---------    ---------    ---------
Operating expenses                             94,317       52,669       93,237
                                            ---------    ---------    ---------
Income (loss) from operations                 (24,081)      16,895      (16,801)

Net investment income                          (1,073)      (1,716)      (2,939)
Interest expense                               15,768        4,715        7,289
                                            ---------    ---------    ---------
Net income (loss) before provision
  for (benefit from) income taxes             (38,776)      13,896      (21,151)

Provision for (benefit from)
  income taxes                                 (9,652)       5,318       (2,963)
                                            ---------    ---------    ---------
Net income (loss) before
  extraordinary items                         (29,124)       8,578      (18,188)
Extraordinary item: Gain on early
  extinguishment of debt, net of
  taxes of $2,006                               2,887           --           --
                                            ---------    ---------    ---------
Net income (loss)                           $ (26,237)   $   8,578    $ (18,188)
                                            =========    =========    =========

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                     Common Stock     Series A Preferred    Class A Common      Class B Common      Class C Common
                                   -----------------   -----------------   -----------------   -----------------   -----------------
                                   Shares    Amount    Shares    Amount    Shares    Amount    Shares    Amount    Shares    Amount
                                   -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Balance at June 29, 1996            13,701   $   142        --   $    --        --   $    --        --   $    --        --   $    --

  Exercise of stock options             24         1        --        --        --        --        --        --        --        --
  Issuance of treasury stock            28        --        --        --        --        --        --        --        --        --
  Net loss                              --        --        --        --        --        --        --        --        --        --
  Change in unrealized holding
    losses on marketable
    securities, net of taxes
    of $75                              --        --        --        --        --        --        --        --        --        --
  Currency translation adjustment,
    net of tax benefit of $80           --        --        --        --        --        --        --        --        --        --

  Comprehensive income (loss)
                                   -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Balance at June 28, 1997            13,753       143        --        --        --        --        --        --        --        --

  Exercise of stock options            166         1        --        --        --        --        --        --        --        --
  Cancellation of shares                (4)       --        --        --        --        --        --        --        --        --
  Net income                            --        --        --        --        --        --        --        --        --        --
  Currency translation adjustment,
    net of tax benefit of $431          --        --        --        --        --        --        --        --        --        --

  Comprehensive income (loss)
                                   -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Balance at June 27, 1998            13,915       144        --        --        --        --        --        --        --        --

  Exchange of shares                  (488)       (5)       97         1        80         1        --        --        --        --
  Exchange of stock options             --        --        --        --        --        --        --        --        --        --
  Cancellation of treasury stock        --        (5)       --        --        --        --        --        --        --        --
  Repurchase of common stock       (13,432)     (134)       --        --        --        --        --        --        --        --
  Issuance of stock for
    Bell Merger                         --        --       874         9       721         7        --        --        --        --
  Issuance of stock options             --        --        --        --        --        --        --        --        --        --
  Exercise of stock options              5        --        --        --        17        --        --        --        --        --
  Issuance of stock under the
    management investment and
    incentive plans                     --        --        16        --        14        --       128         1        56         1
  Exchange of debt for equity           --        --        48        --        39         1        --        --        --        --
  Net loss                              --        --        --        --        --        --        --        --        --        --
  Currency translation adjustment,
    net of tax benefit of $243          --        --        --        --        --        --        --        --        --        --

  Comprehensive income (loss)
                                   -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Balance at July 3, 1999                 --   $    --     1,035   $    10       871   $     9       128   $     1        56   $     1
                                   =======   =======   =======   =======   =======   =======   =======   =======   =======   =======

                                                    Accumulated      Retained
                                       Additional      Other         Earnings                                    Total
                                        Paid-In    Comprehensive   (Accumulated   Treasury    Comprehensive   Stockholders'
                                        Capital    Income (loss)     Deficit)      Stock      Income(loss)      Equity
                                       ---------     ---------      ---------     ---------     ---------      ---------
Balance at June 29, 1996               $ 141,647     $    (380)     $     149     $  (5,517)                   $ 136,041

  Exercise of stock options                1,138            --             --            --                        1,139
  Issuance of treasury stock                (299)           --             --           299                           --
  Net loss                                    --            --        (18,188)           --     $ (18,188)       (18,188)
  Change in unrealized holding
    losses on marketable
    securities, net of taxes
    of $75                                    --           461             --            --           461            461
  Currency translation adjustment,
    net of tax benefit of $80                 --          (488)            --            --          (488)          (488)
                                                                                                ---------
  Comprehensive income (loss)                                                                   $ (18,215)
                                       ---------     ---------      ---------     ---------     =========      ---------
Balance at June 28, 1997                 142,486          (407)       (18,039)       (5,218)                     118,965

  Exercise of stock options                1,419            --             --            --                        1,420
  Cancellation of shares                      --            --             --            --                           --
  Net income                                  --            --          8,578            --     $   8,578          8,578
  Currency translation adjustment,
    net of tax benefit of $431                --          (704)            --            --          (704)          (704)
                                                                                                ---------
  Comprehensive income (loss)                                                                   $   7,874
                                       ---------     ---------      ---------     ---------     =========      ---------
Balance at June 27, 1998                 143,905        (1,111)        (9,461)       (5,218)                     128,259

  Exchange of shares                           3            --             --            --                           --
  Exchange of stock options                   --            --         (5,447)           --                       (5,447)
  Cancellation of treasury stock          (4,929)           --           (284)        5,218                           --
  Repurchase of common stock            (134,140)           --         (3,412)           --                     (137,686)
  Issuance of stock for
    Bell Merger                           44,984            --             --            --                       45,000
  Issuance of stock options                  307            --             --            --                          307
  Exercise of stock options                   45            --             --            --                           45
  Issuance of stock under the
    management investment and
    incentive plans                          586            --             --            --                          588
  Exchange of debt for equity              2,449            --             --            --                        2,450
  Net loss                                    --            --        (26,237)           --     $ (26,237)       (26,237)
  Currency translation adjustment,
    net of tax benefit of $243                --          (814)            --            --          (814)          (814)
                                                                                                ---------
  Comprehensive income (loss)                                                                   $ (27,051)
                                       ---------     ---------      ---------     ---------     =========      ---------
Balance at July 3, 1999                $  53,210     $  (1,925)     $ (44,841)    $      --                    $   6,465
                                       =========     =========      =========     =========                    =========

        See accompanying notes to these consolidated financial statements

                       BELL SPORTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 Fiscal years ended
                                                        -----------------------------------
                                                         July 3,      June 27,     June 28,
                                                          1999         1998         1997
                                                        ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) before extraordinary items            $ (29,124)   $   8,578    $ (18,188)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Write-off of goodwill and intangibles                    --           --       14,531
      Amortization of goodwill and intangibles              2,117        2,260        3,338
      Depreciation                                          5,529        5,549        6,222
      Loss on disposal of property, plant
        and equipment                                       2,997          434        1,599
      Provision for doubtful accounts                         907        1,077        4,553
      Loss on disposal of product lines
        and sale of assets                                     --          700           --
      Provision for inventory obsolescence                  4,592        2,340        2,876
      Deferred income taxes                                (5,396)       3,997       (2,827)
      Other                                                 3,155           --           --
  Changes in assets and liabilities, net of
    adjustments for acquisitions and dispositions:
      Accounts receivable                                   3,816        8,542       (4,976)
      Inventories                                          (8,557)        (371)      (7,782)
      Other assets                                         (5,062)       5,310         (684)
      Accounts payable                                      1,620       (2,300)        (288)
      Other liabilities                                    19,069       (8,623)       2,536
                                                        ---------    ---------    ---------
Net cash provided by (used in) operating activities        (4,337)      27,493          910
                                                        ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (4,149)      (5,496)      (7,058)
  Proceeds from the sale of Service Cycle/Mongoose             --           --       20,515
  Acquisition of other businesses,
    net of cash acquired                                       --           --       (1,493)
  Net sales of marketable securities                           --           --        8,458
  Proceeds from the sale of SportRack                          --       13,427           --
                                                        ---------    ---------    ---------
Net cash provided by (used in) investing activities        (4,149)       7,931       20,422
                                                        ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of costs        247        1,420           --
  Proceeds from issuance of senior subordinated notes,
    net of costs                                          105,100           --           --
  Proceeds from issuance of senior discount notes          15,000           --           --
  Proceeds from issuance of preferred stock                45,387           --           --
  Repurchase of common stock                             (143,130)          --           --
  Tender of subordinated debentures, net of costs         (57,681)          --           --
  Payments on notes payable, long-term debt
    and capital lease obligations                            (579)        (489)        (869)
  Net borrowings (payments) on line
    of credit agreement                                     9,869      (19,067)     (14,403)
  Expenditures related to issuance of line
    of credit agreement                                    (1,381)          --           --
                                                        ---------    ---------    ---------
Net cash used in financing activities                     (27,168)     (18,136)     (15,272)
                                                        ---------    ---------    ---------
Effect of exchange rate changes on cash                      (564)      (1,203)        (192)
                                                        ---------    ---------    ---------
Net increase (decrease) in cash
  and cash equivalents                                    (36,218)      16,085        5,868
Cash and cash equivalents
  at beginning of period                                   45,093       29,008       23,140
                                                        ---------    ---------    ---------
Cash and cash equivalents at end of period              $   8,875    $  45,093    $  29,008
                                                        =========    =========    =========

        See accompanying notes to these consolidated financial statements

                       BELL SPORTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

Bell Sports Corp. ("the Company" or "Bell") is the leading manufacturer and marketer of bicycle helmets worldwide and a leading supplier of a broad line of bicycle accessories in North America. Bell is also a leading supplier of auto racing, in-line skating, snowboarding, snow skiing and water sport helmets.

On July 29, 1998, American Recreation Company Holding, Inc, ("AMRE") a wholly-owned subsidiary of the Company, was merged into Bell Sports, Inc, also a wholly-owned subsidiary of the Company (the "AMRE Merger").

On August 17, 1998, the Company consummated the Agreement and Plan of Recapitalization and Merger (the "Plan") with HB Acquisition Corporation, a Delaware corporation ("HB Acquisition") and affiliate of Charlesbank Capital Partners, LLC ("Charlesbank") and Brentwood Associates Buyout Fund II, L.P. ("Brentwood"). The Plan provided for the merger of HB Acquisition with and into Bell, with Bell continuing as the surviving corporation (the "Bell Merger"). Under the agreement, each share of common stock of the Company was converted into the right to receive $10.25 in cash.

On July 3, 1999, the Company sold its auto racing helmet business and entered into a long-term royalty-free licensing agreement for auto racing helmets and automotive accessories to be marketed under the Bell brand name.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING PERIOD

The consolidated financial statements include the accounts of Bell Sports Corp. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year is either a 52 or 53 week accounting period ending on the Saturday that is nearest to the last day of June. The fiscal year ended July 3, 1999 was a 53 week period. The fiscal years ending June 27, 1998 and June 28, 1997 were 52 week periods.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

Accounts receivable at July 3, 1999 and June 27, 1998 are net of allowances for doubtful accounts of $1.8 million and $1.7 million, respectively.

The Company's principal customers operate in the mass merchant, sporting goods or independent bicycle dealer retail markets worldwide. The customers are not geographically concentrated. As of July 3, 1999 and June 27, 1998, respectively, 30% and 27% of the Company's gross accounts receivable were attributed to one mass merchant customer. In addition, the same mass merchant customer accounted for 28%, 21% and 18% of net sales during fiscal 1999, 1998 and 1997, respectively.

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

GOODWILL AND INTANGIBLE ASSETS

The excess of the acquisition cost over the fair value of the net identifiable assets of businesses acquired in purchase transactions has been included in goodwill, is amortized on a straight-line basis over 25 to 40 years, and is recorded net of accumulated amortization of $9.2 million and $7.3 million at July 3, 1999 and June 27, 1998, respectively. Other intangible assets, which include non-compete agreements, acquisition costs, patents and trademarks, and other items, are amortized over their estimated economic lives, ranging from 2 to 17 years. Accumulated amortization for intangible assets totaled $4.5 million and $5.1 million at July 3, 1999 and June 27, 1998, respectively. The Company's policy is to account for goodwill and all other intangible assets at the lower of amortized cost or net realizable value. As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets to determine if changes in facts and circumstances suggest that it may be impaired. If this review indicates that the intangibles will not be recoverable, as determined by a nondiscounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangibles would be reduced to its estimated fair market value.

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

RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred. These costs totaled $3.6 million, $3.6 million and $4.7 million for fiscal 1999, 1998 and 1997, respectively.

ADVERTISING COSTS

Advertising and related costs are expensed as incurred, except for ad production costs, which are expensed in the fiscal year in which the ad is first run. These costs amounted to $5.7 million, $5.5 million and $9.1 million for fiscal 1999, 1998 and 1997, respectively.

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

FOREIGN EXCHANGE CONTRACTS

The Company periodically enters into forward foreign exchange contracts in managing its foreign currency risk. Forward exchange contracts are used to hedge various intercompany and external commitments with foreign subsidiaries and inventory purchases denominated in foreign currencies. Exchange contracts usually have maturities of less than one year. The Company has no outstanding foreign exchange contracts at July 3, 1999, and had no significant foreign exchange contract activity during the fiscal year then ended.

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

RECLASSIFICATIONS

The Company has reclassified certain amounts in the fiscal 1998 and fiscal 1997 consolidated financial statements in order to conform to the presentation adopted for fiscal 1999.

RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SFAS 133 is required to be adopted by the Company for fiscal year 2001. Upon initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS 133. As the Company does not currently invest in derivatives, the adoption of SFAS 133 is not expected to have a material effect on the results of operations or the consolidated financial statements.

NOTE 3 - NET INVESTMENT INCOME

Net investment income consists of the following (in thousands):

                                                    July 3,   June 27,  June 28,
                                                     1999      1998      1997
                                                    -------   -------   -------
Dividend income                                     $    --   $    --   $   184
Interest income                                       1,073     1,716     1,646
Proceeds from settlement of arbitration case             --        --     1,815
Realized losses on sale of marketable securities         --        --      (654)
Investment fees and other                                --        --       (52)
                                                    -------   -------   -------
                                                    $ 1,073   $ 1,716   $ 2,939
                                                    =======   =======   =======

The fiscal 1997, net investment income amount included proceeds from the settlement of an arbitration case related to the handling of certain marketable securities by an outside investment advisor. The settlement proceeds, net of related expenses and losses to sell certain securities, were $1.3 million.

NOTE 4 - INVENTORIES

Inventories consist of the following components (in thousands):

                                                     July 3,           June 27,
                                                      1999              1998
                                                     -------           -------
Raw materials                                        $ 3,579           $ 3,539
Work in process                                        1,089             2,010
Finished goods                                        38,996            34,130
                                                     -------           -------
                                                     $43,664           $39,679
                                                     =======           =======

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                               July 3,   June 27,    Estimated
                                                1999       1998     useful life
                                              --------   --------   -----------
Land, buildings and leasehold improvements    $  9,397   $  9,809   3-38 years
Machinery, equipment and tooling                21,634     24,468   3-10 years
Office equipment                                 7,977      7,363   3-7 years
Other                                              346        786   3-7 years
                                              --------   --------
                                                39,354     42,426
Less: Accumulated depreciation
  and amortization                             (23,192)   (21,790)
                                              --------   --------
                                              $ 16,162   $ 20,636
                                              ========   ========

NOTE 6 - BANK CREDIT FACILITIES AND LONG-TERM DEBT

On August 17, 1998, the Company's wholly-owned subsidiary, Bell Sports, Inc., issued Notes totaling $110.0 million, bearing interest at 11%, maturing on August 15, 2008. Interest on the Notes is payable on February 15 and August 15 of each year. The Notes are redeemable, in whole or in part, at the option of Bell Sports, Inc. at any time on or after August 15, 2003, in cash, at specified redemption prices. In addition, prior to August 15, 2001, the Company may redeem up to 35% of the bonds for 111% of their principal amount, plus accrued interest. The Company has fully and unconditionally guaranteed the Notes. Separate financial statements and other disclosures relating to Bell Sports, Inc. have not been made, as management believes that such information is not material to holders of the Notes. Summarized financial information regarding Bell Sports, Inc. is as follows:



     BELL SPORTS, INC.
                                                                   July 3, 1999
                                                                   ------------
     SUMMARIZED BALANCE SHEET DATA:                                (unaudited)
       Current assets                                                $145,526
       Total assets                                                   199,061
       Current liabilities                                             53,379
       Total liabilities                                              173,720
       Stockholder's equity                                            25,341

                                                                      For the
                                                                    Year Ended
                                                                   July 3, 1999
                                                                   ------------
     SUMMARIZED STATEMENT OF OPERATIONS DATA:                      (unaudited)
       Net sales                                                     $210,909
       Gross profit                                                    70,236
       Net loss before extraordinary items                             26,734
       Net loss                                                        26,734

On August 17, 1998, the Company issued Discount Notes bearing interest at 14% totaling $15.0 million and maturing on August 14, 2009 to a related party in a private placement transaction. Interest on the Discount Notes accrues on June 1 and December 1 of each year. On March 12, 1999, Discount Notes with an accreted value of $2.4 million were exchanged for 47.6 thousand shares of Series A Preferred Stock and 39.2 thousand shares of Class A Common Stock.

On August 17, 1998, the Company consummated a tender offer to purchase $62.5 million aggregate principal amount of its 4 1/4% Convertible Subordinated Debentures ("Debentures") due November, 2000. The debentures were purchased at a price of $905, plus accrued and unpaid interest from May 15, 1998 up to, but not including, the date of payment for each $1,000 principal amount of the Debentures. Accordingly, the Company realized an extraordinary gain, stated on an after-tax basis and net of related fees and expenses, of $2.9 million. The Debentures remaining outstanding of $23.8 million are redeemable at the Company's option at any time at specified redemption prices.

In August 1998, the Company and its wholly-owned subsidiary, Bell Sports, Inc. (the "Borrower"), entered into a $60.0 million senior secured revolving credit facility ("Credit Agreement"). The Credit Agreement is guaranteed by the Company and by certain of its subsidiaries (collectively, the "Subsidiary Guarantors" and together with the Company, the "Guarantors"). The Borrower's obligations under the Credit Agreement are secured by (a) substantially all of the tangible and intangible assets of the Borrower and each Guarantor, (b) the capital stock of the Borrower and each Subsidiary Guarantor and (c) 65% of the capital stock of certain foreign subsidiaries of the Company.

The Credit Agreement expires on August 17, 2003. The aggregate amount of borrowings permitted under the Credit Agreement is limited by a borrowing base formula equal to a percentage of the eligible domestic accounts receivable and inventory of the Borrower and the Subsidiary Guarantors plus an amount allowed for the retirement of convertible debt. The Credit Agreement provides for mandatory repayments from time to time to the extent the amount outstanding thereunder exceeds the maximum amount permitted under the borrowing base. Based on the provisions of the Credit Agreement, the Borrower could borrow a maximum of $59.6 million as of July 3, 1999. As of July 3, 1999, there were borrowings outstanding of $10.0 million under the Credit Agreement.

The Credit Agreement provides the Company with the option of borrowing based either on the U.S. prime rate plus a margin or LIBOR plus a margin. The margin for the U.S. prime rate can fluctuate between 0.0% and 1.0%, and the margin for LIBOR loans can fluctuate between 1.0% and 2.0% based on the Company's earnings and debt. At July 3, 1999, the margin for U.S. prime was 0.75% and the margin for LIBOR was 1.75%. Under the Credit Agreement, the Borrower is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.375% to 0.50% per annum, based on a pricing ratio. At July 3, 1999, the quarterly commitment fee was 0.5% per annum.

The Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum cash interest coverage ratio. It also contains covenants which restrict the ability of the Company to pay dividends, incur liens, issue certain types of debt or equity, engage in mergers, acquisitions or asset sales, or to make capital expenditures. At July 3, 1999, the Company was in compliance with or had obtained waivers for all bank covenants.

Long-term debt consists of the following (in thousands):

                                                             July 3,    June 27,
                                                              1999       1998
                                                            --------   --------
11% senior subordinated debentures maturing August, 2008    $110,000   $     --
4 1/4% convertible subordinated debentures maturing
  November 2000                                               23,750     86,250
14% senior discount notes due August, 2009                    14,434         --
Borrowings under line of credit                               10,000         --
Notes collateralized by certain equipment due at various
  dates through December 2000 and bearing interest at
  fixed rates ranging from 2.9% to 10.3%                         391        936
                                                            --------   --------
                                                             158,575     87,186
Less: Current maturities                                      10,305        561
                                                            --------   --------
     Total long-term debt                                   $148,270   $ 86,625
                                                            ========   ========

Scheduled maturities, by fiscal year, of long-term debt are as follows (in thousands):

     2000                           $ 10,305
     2001                             23,836
     2002                                 --
     2003                                 --
     2004                                 --
     Thereafter                      124,434
                                    --------
     Total                          $158,575
                                    ========

NOTE 7 - STOCKHOLDERS' EQUITY

STOCK OPTIONS

Pursuant to the Bell Merger on August 17, 1998, the Company entered into agreements with all individuals holding stock options, whereby the holder was to receive, at the time of the merger, a cash payment equal to the excess, if any, of $10.25 per share over the applicable per share exercise price. All stock option plans were terminated at the time of the Bell Merger. The Company currently has no stock option plans. Activity under the previous stock option plans was as follows:

                                        Number
                                       of shares      Weighted
                                       underlying     average        Options
                                        options    exercise price   exercisable
                                       ----------    ----------     ----------
Options outstanding at June 29, 1996    1,846,589       13.33          549,660

  Options granted                       2,041,847        7.21
  Options exercised                       (23,754)       0.46
  Options canceled                       (966,242)      13.92
  Options terminated                     (566,677)      13.10
                                       ----------
Options outstanding at June 28, 1997    2,331,763        8.19        1,130,635

  Options granted                         220,484        8.84
  Options exercised                      (165,935)       7.09
  Options terminated                     (194,706)       9.23
                                       ----------
Options outstanding at June 27, 1998    2,191,606        8.25        1,670,035

  Options exercised                    (1,883,816)       7.35
  Options cancelled                      (307,790)      13.75
                                       ----------
Options outstanding at July 3, 1999            --          --               --
                                       ==========

On August 17, 1998,  the Company  granted  options to purchase  20,511 shares of
Series A Preferred Stock at an exercise price of $36.15 per share and 16,921 shares of Class A Common Stock at an exercise price of $.44 per share (the "Options") to a member of management. The Options are immediately exercisable and must be exercised, if at all, on or before August 27, 2006. Compensation expense of approximately $307,000 was recorded in selling, general and administrative expenses during the first quarter of fiscal 1999 related to the grant of the Options. During fiscal year 1999, the options to purchase Class A Common Stock were exercised.

As required, the Company has adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") for employee stock options. The fair value of options granted during fiscal years 1999, 1998 and 1997 was computed using the Black-Scholes option pricing model. The weighted-average assumptions used for stock option grants for fiscal years 1999, 1998 and 1997 were an expected volatility of the market price of the Company's Common and Preferred Stock of 0%, 41% and 46%, respectively; weighted-average expected life of the options of approximately 3.5 years, 4.9 years and 4.4 years, respectively; no dividend yield; and risk-free interest rate of 6.50%, 6.50% and 4.89 to 6.59% respectively. The interest rates are effective for option grant dates made throughout the year. Adjustments for forfeitures are made as they occur. The total value of options granted for the years ended July

3, 1999, June 27, 1998, and June 28, 1997 was computed as approximately $456,000, $949,000, and $1,405,000, respectively. If the Company had accounted for these stock options issued to employees in accordance with SFAS 123, the effect on net income (loss) for each fiscal year would have been reported as follows (in thousands):

                                                     Year Ended
                                      ------------------------------------------
                                      July 3, 1999  June 27, 1998  June 28, 1997
                                      ------------  -------------  -------------
Net income (loss):
  As reported                           $(26,237)     $  8,578       $(18,188)
  Pro forma for SFAS 123                 (27,735)        7,463        (19,045)

The pro forma effects of applying SFAS 123 may not be representative of the effects on reported net income for future years since options vest over several years and additional option awards are made each year.

STOCK REPURCHASE

On August 24, 1995, the Company announced a stock repurchase program authorizing the repurchase of up to 10% of the outstanding shares of the Company's Common Stock from time to time in open market or private transactions. The timing of any repurchase and the price and number of shares repurchased were to depend on market conditions and other factors. In fiscal 1997, the Company repurchased a total of 523,400 shares at an aggregate purchase price of approximately $5.5 million, of which 28,328 shares were utilized under a restricted stock award program. No shares were repurchased in fiscal 1998. The remaining outstanding shares were retired at the time of the Bell Merger.

PREFERRED STOCK

In connection with the Bell Merger, the Company issued Series A Preferred Stock, par value $.01 (the "Series A Preferred Stock"). Each holder is entitled to receive dividends on each share at the rate of six percent (6%) per annum (computed on the basis of $50.99 per share), if, as and when declared by the Board of Directors of the Company, subject to certain restrictions. Dividends on the shares of Series A Preferred Stock are payable on June 30, September 30, December 31, and March 31 of each year (a "Dividend Payment Date"), commencing September 30, 1998. If, on any Dividend Payment Date, the holders of the Series A Preferred Stock have not received the full dividends, then such dividends shall accumulate, whether or not earned or declared, with additional dividends thereon, compounded quarterly, at the dividend rate of six percent (6%) per annum, for each succeeding full quarterly dividend period during which such dividends remain unpaid. No dividends were paid in fiscal year 1999.

INVESTMENT AND INCENTIVE PLAN

In November 1998, the Board of Directors approved the Investment and Incentive Plan and the Class C Investments and Incentive Plan (collectively the "Plans") to allow selected employees, directors, consultants and/or advisors of the company the opportunity to make equity investments in the Company. Under the Plans, up to 15,000 shares of Series A Preferred Stock, 12,500 shares of Class A Common Stock, 132,100 shares of Class B Common Stock and 56,500 shares of Class C Common Stock can be purchased by participants. As of July 3, 1999, 16,346 shares of Series A Preferred Stock, 13,575 shares of Class A Common Stock, 128,200 shares of Class B Common Stock, and 56,000 shares of Class C Common Stock had been purchased under the Plans.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

The Company sold its auto racing helmet business in July 1999 and entered into a long-term royalty-free licensing agreement with the purchaser for auto racing helmets and automotive accessories to be marketed under the Bell brand name. The Company retains responsibility for product liability claims relating to auto racing helmets manufactured prior to the sale of the auto racing helmet business. The Company believes that, by virtue of its status as a licensor it could be named as a defendant in actions involving liability for auto racing helmets and automotive accessories manufactured by the purchaser of the Company's auto helmet business.

In February 1996, a Toronto, Canada jury returned a verdict against the Company based on injuries arising out of a 1986 motorcycle accident. The jury found that the Company was 25% responsible for the injuries with the remaining 75% of the fault assigned to the plaintiff and the other defendant. If the judgment is upheld upon appeal, the amount of the claim for which the Company would be responsible and the legal fees and tax implications associated therewith are estimated to be between $3.5 and $4.0 million (based on current exchange rates). This claim arose during a period in which the Company was self-insured. The Company has filed an appeal of the Canadian verdict.

In February 1998, a Wilkes-Barre, Pennsylvania jury returned a verdict against the Company relating to injuries sustained in a 1993 motorcycle accident. The judgment totaled $6.8 million, excluding any interest, fees or costs which may be assessed. This claim arose during a period in which the Company was self-insured. The Company filed a motion for a new trial which was denied. The Company has filed an appeal of the verdict.

In June 1998, a Wilmington, Delaware jury returned a verdict against the Company relating to injuries sustained in a 1991 off-road motorcycle accident. The judgment totaled $1.8 million, excluding any interest, fees or costs which may be assessed. The claim is covered by insurance; however, the Company is responsible for a $1.0 million self-insured retention. The Company's post-trial motions have been denied by the trial court and an appeal is pending seeking reversal of the judgment of the trial court.

Based on management's extensive consultation with legal counsel prosecuting the appeals, the Company has established product liability reserves totaling $13.8 million of which $4.8 million is classified as current. These reserves are intended to cover the estimated costs for the defense, payment or settlement of these and other known claims. The Company believes it will have adequate cash balances and sources of capital available to satisfy such pending judgments.

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

In another unrelated matter, the Company received a General Notice Letter in October 1998 from USEPA under CERCLA for the Casmalia disposal site in Santa Barbara County, California. USEPA apparently has identified the Company as a de minimis potentially responsible party based on several waste shipments the Company allegedly sent to the site during the 1980's. USEPA's settlement offer to the Company is in the range of $54,000 to $57,000. The benefits of the settlement are similar to those offered by USEPA for the OII site. Accordingly, the Company does not expect this claim to have a material adverse effect on the Company.

Besides the litigation described above, the Company is not party to any material litigation that, if adversely determined, would have a material effect on its business.

LEASE OBLIGATIONS

The Company leases certain equipment and facilities under various noncancellable capital and operating leases. The total expense under these operating leases amounted to approximately $4.0 million, $4.2 million and $4.0 million, for fiscal 1999, 1998 and 1997, respectively.

At July 3, 1999, the future minimum annual rental commitments under all noncancellable leases were as follows (in thousands):

                                                          Operating      Capital
                                                           Leases        Leases
                                                           -------       -------
2000                                                       $ 3,421       $   231
2001                                                         3,294           230
2002                                                         2,605           167
2003                                                         2,334           167
2004                                                         1,704           160
Thereafter                                                  10,187           490
                                                           -------       -------
     Total minimum lease commitments                       $23,545         1,445
                                                           =======
Less: Interest portion                                                       414
                                                                         -------
Present value of capital lease obligations                                 1,031
Less: Current portion                                                        128
                                                                         -------
     Total long-term capital lease obligations                           $   903
                                                                         =======

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximates fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair value of the Company's other financial instruments (in thousands):

                                         July 3, 1999          June 27, 1998
                                      -------------------   -------------------
                                      Carrying              Carrying
                                       Amount   Fair Value   Amount   Fair Value
                                      --------   --------   --------   --------
4 1/4% convertible subordinated
  debentures maturing November 2000   $ 23,750   $ 19,416   $ 86,625   $ 72,825
11% senior subordinated debentures
  maturing August 2008                 110,000    111,650         --         --

The estimated fair value of the debentures is based on quoted market prices. The estimated fair value of other long-term debt approximates its carrying value, based on current rates available to the Company for debt with similar terms. For more information regarding long-term debt, see Note 6.

NOTE 10 - DISPOSITIONS

In July, 1999, the Company sold the assets of its auto racing helmet business to Bell Racing Company ("Bell Racing") in exchange for an equity interest in Bell Racing then valued at approximately $1,225,000 with a contingent payment of additional equity in Bell Racing of approximately $875,000 upon the satisfaction of certain conditions. In connection with that transaction, the Company entered into a long-term royalty-free licensing agreement for Bell Racing to market auto racing helmets and auto accessories under the Bell name. The Company also agreed to provide Bell Racing with certain transition services and entered into a sublease with respect to a portion of its manufacturing facility in Rantoul, Illinois. Bell Racing is controlled by Hayden Capital Investments, LC ("Hayden Investments"). The Chairman of the Company's board of directors is the Managing Member of Hayden Investments and the Chairman and Chief Executive Officer of Bell Racing. The Company expensed costs associated with the sale of $0.2 million in fiscal 1999.

In September 1998, the Company sold the assets of its domestic foam molding operations in Rantoul, Illinois, and entered into a facility sublease with the purchaser. In addition, the Company entered into an agreement with the purchaser pursuant to which the purchaser has agreed to provide the Company with foam helmet liners and certain related components. The Company recorded a charge in fiscal year 1998 of approximately $0.6 million in connection with the sale and related reorganization of the Company's domestic foam molding facility. No significant gain or loss was incurred upon consummation of the sale in September 1998.

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

On April 29, 1997, the Company completed the sale of its Service Cycle/Mongoose inventory, trademarks and certain other assets (the "Sale of Service Cycle/Mongoose") to Brunswick Corporation for a sales price of $21.1 million. As part of the sales transaction, the Company provided Brunswick Corporation a three-year option to purchase 600,000 shares of the Company's Common Stock at an exercise price of $7.50 per share. The Company retained customer accounts receivable related to the Service Cycle/Mongoose business of approximately $19.4 million.

In connection with the Sale of Service Cycle/Mongoose, the Company announced plans to reorganize its North American distribution network and operations to better utilize the distribution facilities. Included in the fiscal 1997 pre-tax loss were $25.4 million of costs associated with the Sale of Service
Cycle/Mongoose. The costs were comprised of the write-off of goodwill and intangibles ($14.8 million), disposal and exit costs ($5.4 million), and reorganization costs associated with the distribution network and operations ($5.2 million). During fiscal 1998, the Company reversed charges of $1.9 million, including a $600,000 benefit based on the finalization of costs associated with the closure of distribution facilities, and $1.3 million benefit related to the reversal of the remaining reserve for uncollectible receivables established in fiscal 1997 in connection with the divestiture of Service Cycle/Mongoose.

NOTE 11 - RESTRUCTURING CHARGES, ASSET WRITE-OFFS AND OTHER COSTS

RESTRUCTURING CHARGES, ASSET WRITE-OFFS AND OTHER COSTS - 1999

In an effort to remain competitive in an increasingly competitive marketplace, the Company announced a plan to restructure its worldwide operations, leaving it in a better position to focus on sales, marketing, distribution, and product innovation, while operating under a significantly lower cost structure.

The plan is set up with three main prongs: 1) consolidation of manufacturing facilities, 2) streamlining of administrative overhead, and 3) divestiture of the auto racing division and the closure of the Australian sales and marketing office. Costs associated with the plan are included in the consolidated statement of operations as restructuring charges, asset write-offs and other costs.

CONSOLIDATION OF MANUFACTURING FACILITIES. At the beginning of fiscal 1999, the Company owned and operated five manufacturing facilities around the world. In an effort to reduce duplicative expenses and increase efficiency, the Company has closed its Santa Cruz, California, Canada and Ireland manufacturing facilities. In addition, the Company has entered into an agreement to sell its manufacturing facility in France. The sale is expected to be completed by October 1999. This will leave the Company with one manufacturing facility in Rantoul, Illinois.

In the fourth quarter of fiscal 1999, the Company recorded $6,634,000 in restructuring costs, $4,784,000 in asset write-offs, and $1,026,000 in other costs associated with the consolidation of the manufacturing facilities. The restructuring costs are based on estimates of employee severance costs, lease obligations and legal fees. The restructuring costs include $1,968,000 of severance related costs for 206 employees from all areas of responsibility. Of these 206 employees, 173 had been terminated and paid a total of $460,000 as of July 3, 1999. The remaining 33 employees have been notified of their pending termination. The asset write-offs include $3,121,000 of property, plant, and equipment and $1,663,000 of inventory. The assets were written down to net realizable value, based on an estimate of what an independent third party would pay for the assets. Other costs include one-time charges such as the repayment of a grant to the Irish government, transferring of inventory to Rantoul and other miscellaneous expenses.

STREAMLINING OF OVERHEAD. In order for the Company to remain competitive, it has consolidated its product design and test labs into one global facility and eliminated administrative positions which were considered duplicative or excessive. In the fourth quarter, the Company recorded $2,005,000 of restructuring costs, $69,000 of asset write-offs, and $941,000 of other costs relating to this streamlining effort. The restructuring costs are based on estimates of employee severance costs, lease obligations and legal fees, and include $800,000 of severance related costs for 59 employees from all areas of responsibility, all of whom had been terminated as of July 3, 1999. A total of $319,000 in severance had been paid as of July 3, 1999. The asset write-offs relate to the write-off of property, plant and equipment rendered unnecessary due to the reduced headcount and consolidated test labs. Other costs include miscellaneous one-time expenses.

SALE OF AUTO RACING AND CLOSURE OF AUSTRALIA. In order to remain focused on the Company's core business of bicycle helmets and accessories, the Company has sold its auto racing helmet business, in exchange for an equity position in the purchaser. In addition, the Company has announced the closure of its Australian sales and marketing office. The Company will continue to service the Australian market through a local distributor. In the fourth quarter of fiscal 1999, the Company recorded $331,000 in restructuring costs, $413,000 in asset write-offs, and $325,000 in other costs associated with these moves. The restructuring costs are based on estimates of employee severance costs, lease obligations and legal fees. The restructuring costs include $141,000 of severance related costs for 26 employees from all areas of responsibility, all of whom were notified of their pending termination. No severance-related costs had been paid as of July 3, 1999. The asset write-offs include $170,000 of property, plant, and equipment and $243,000 of inventory and other assets. The assets were written down to net realizable value, based on an estimate of what an independent third party would pay for the assets. Other costs include miscellaneous, one-time expenses related to the sale of the auto racing helmet business.

The following table summarizes the classification in the Consolidated Statement of Operations of the charges relating to the restructuring program and other actions (in thousands):

     Restructuring charges:
       Manufacturing consolidation                $  6,634
       Overhead reduction                            2,005
       Sale of auto racing and Australia               331
                                                  --------
                                                     8,970
                                                  --------
     Asset write-offs:
       Manufacturing consolidation                   4,784
       Overhead reduction                               69
       Sale of auto racing and Australia               413
                                                  --------
                                                     5,266
                                                  --------
     Other costs:
       Manufacturing consolidation                   1,026
       Overhead reduction                              941
       Sale of auto racing                             325
                                                  --------
                                                     2,292
                                                  --------
                                                  $ 16,528
                                                  ========

The following table sets forth the details of activity during fiscal 1999 for restructuring charges, asset write-offs and other costs and related accrued expenses (in thousands):

                                            June 27,                Cash       Non-Cash     July 3,
                                              1998     Charges     Payments    Charges       1999
                                            --------   --------    --------    --------    --------
Restructuring accruals:
  Manufacturing consolidation               $     --   $ 12,444    $ (3,342)   $     --    $  9,102
  Overhead reductions                             --      3,015        (791)         --       2,224
  Sale of auto racing and Australia               --      1,069        (281)         --         788
  Restructuring accruals from prior years      1,490         --        (956)        (41)        493
                                            --------   --------    --------    --------    --------
                                            $  1,490   $ 16,528    $ (5,370)   $    (41)   $ 12,607
                                            ========   ========    ========    ========    ========

RESTRUCTURING CHARGES - 1998

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

The following table sets forth the details of activity during fiscal 1998 for restructuring charges and related accrued expenses (in thousands):

                                               June 28,  Restructuring   Cash      Non-cash   June 27,
                                                 1997       Charges     Payments   Charges     1998
                                               -------      -------     -------    -------    -------
Restructuring accruals:
  Lease payments and other facility expenses   $    --      $   191     $   (60)   $    --    $   131
  Severance and other employee-related costs        --          820        (573)      (198)        49
  Asset write-downs                                 --          181        (140)        --         41
  Restructuring accruals from previous years     3,777           --      (2,598)        90      1,269
                                               -------      -------     -------    -------    -------
                                               $ 3,777      $ 1,192     $(3,371)   $  (108)   $ 1,490
                                               =======      =======     =======    =======    =======

RESTRUCTURING CHARGES - 1997

During fiscal 1997, the Company announced plans to significantly downsize the Scottsdale, Arizona corporate office by consolidating certain Scottsdale functions with the San Jose, California office. Included in the fiscal 1997 pre-tax loss are $2.7 million of restructuring charges related to this plan.

On June 27, 1995, the Company's stockholders approved the issuance of Common Stock in connection with the Agreement and Plan of Merger dated February 15, 1995 among the Company, Bell Merger Co., a wholly owned subsidiary of the Company, and AMRE. In contemplation of the merger, the Company formulated a program (the "Program") to consolidate and integrate the operations of Bell, SportRack and AMRE, as well as combine certain product lines. The Program called for the consolidation of certain sales and marketing, research and development, manufacturing, finance and management information systems functions. In fiscal 1997, $1.4 million of restructuring charges relating to the Program were recorded, including facility closing costs, severance and other employee related costs.

The following table sets forth the details of activity during fiscal 1997 for restructuring charges and related accrued expenses (in thousands):

                                               June 29,  Restructuring   Cash      June 28,
                                                1996        Charges     Payments    1997
                                               -------      -------     -------    -------
Restructuring accruals:
  Lease payments and other facility expenses   $    --      $   983     $  (614)   $   369
  Severance and other employee-related costs        --        3,158      (1,741)     1,417
  Restructuring accruals from previous years     5,157           --      (3,166)     1,991
                                               -------      -------     -------    -------
                                               $ 5,157      $ 4,141     $(5,521)   $ 3,777
                                               =======      =======     =======    =======

NOTE 12 - INCOME TAXES

Pre-tax income (loss) by jurisdiction for each fiscal year are as follows (in thousands):

                                                July 3,    June 27,    June 28,
                                                 1999        1998        1997
                                               --------    --------    --------
Domestic                                       $(27,625)   $  9,496    $(23,882)
Foreign                                          (6,258)      4,400       2,731
                                               --------    --------    --------
Total                                          $(33,883)   $ 13,896    $(21,151)
                                               ========    ========    ========

The provision for (benefit from) income taxes for each fiscal year is as follows (in thousands):

                                                July 3,    June 27,    June 28,
                                                 1999        1998        1997
                                               --------    --------    --------
Current expense (benefit):
  U.S. Federal                                 $     --    $     75    $   (757)
  State and local                                    50          60          --
  Foreign                                            --       1,123         601
                                               --------    --------    --------
      Total current                                  50       1,258        (156)
                                               --------    --------    --------
Deferred tax expense (benefit):
  U.S. Federal                                   (4,463)      3,368      (2,200)
  State and local                                (1,068)        722        (568)
  Foreign                                        (2,165)        (93)        (59)
                                               --------    --------    --------
      Total deferred                             (7,696)      3,997      (2,827)
                                               --------    --------    --------
Impact of stock option deduction
  credited to equity                                 --          63          20
                                               --------    --------    --------
      Total income tax provision (benefit)     $ (7,646)   $  5,318    $ (2,963)
                                               ========    ========    ========

The provision for (benefit from) income taxes for each fiscal year differs from the U.S. statutory federal income tax rate for the following reasons:

                                               July 3,    June 27,    June 28,
                                                1999        1998        1997
                                              --------    --------    --------
Statutory U.S. rate                              (34.0)%      34.0%      (34.0)%
Nondeductible recapitalization costs               8.4          --          --
Tax exempt investment income                        --        (0.2)       (0.1)
Nondeductible goodwill                              --          --        24.8
State income tax                                  (3.0)        5.0        (2.7)
Effective international tax rate                   6.6        (2.4)       (1.5)
Other items, net                                  (1.0)        1.6        (0.5)
                                              --------    --------    --------
Effective tax expense/(benefit) rate             (23.0)%      38.0%      (14.0)%
                                              ========    ========    ========

The majority of the nondeductible goodwill included in permanent differences under the effective tax rate calculation for the year ended June 28, 1997 is the write-off of goodwill due to the Sale of Service Cycle/ Mongoose.

Deferred income tax assets and (liabilities) are comprised of the following (in thousands):

                                                            July 3,    June 27,
                                                             1999        1998
                                                           --------    --------
Net operating losses and other tax loss carryforwards      $ 12,888    $ 11,810
Inventory and accounts receivable reserves                    1,614       1,485
Accrued liabilities                                          10,876       4,778
Package design costs capitalized for tax purposes               726         910
                                                           --------    --------
    Gross deferred tax assets                                26,104      18,983
                                                           --------    --------
Depreciation                                                   (480)       (760)
Other                                                          (899)       (456)
                                                           --------    --------
    Gross deferred tax liability                             (1,379)     (1,216)
                                                           --------    --------
Deferred tax assets valuation allowance                      (1,108)     (1,798)
                                                           --------    --------
    Net deferred tax assets                                  23,617      15,969
    Less: current portion                                   (11,366)     (8,970)
                                                           --------    --------
    Net long-term deferred tax assets                      $ 12,251    $  6,999
                                                           ========    ========

Domestic net operating losses totaling approximately $33.0 million will be carried forward and begin to expire in 2008. As a result of the Bell Merger, there will be an annual limitation of the loss carryforward which may delay or limit the eventual utilization of the carryforwards. The consolidated return rules limit utilization of acquired net operating loss and other carryforwards to income of the acquired companies in years in which the consolidated group has taxable income.

General business tax credits of approximately $630,000 were accounted for under the flow-through method and are being carried forward. Minimum tax credits totaling approximately $600,000 are also being carried forward.

The deferred tax assets valuation allowance at July 3, 1999 and June 27, 1998 was required primarily for net operating loss carryforwards and accounting reserves that, in management's view, will not be realized in the foreseeable future.

The Company has not provided for U.S. federal income and foreign withholding taxes of certain non-U.S. subsidiaries' undistributed earnings as of July 3, 1999, because such earnings are intended to be reinvested indefinitely. If these earnings were distributed, the withholding tax would be due and foreign tax credits should become available under current law to reduce the resulting U.S. income tax liability.

NOTE 13 - ADDITIONAL CASH FLOW STATEMENT INFORMATION

The Company's non-cash investing and financing activities and cash payments for interest and income taxes for each fiscal year are summarized below (in thousands):

                                                July 3,    June 27,    June 28,
                                                 1999        1998        1997
                                               --------    --------    --------
Additional paid in capital arising from
  tax benefits associated with the
  exercise of stock options                    $      4    $     63    $     20
Cash paid during the period for:
  Interest                                       10,717       4,100       7,050
  Income taxes                                      492         795         748

NOTE 14 - SEGMENT REPORTING

Effective for the year ended July 3, 1999, the Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." Prior period amounts have been reclassified and presented to conform to the requirements of SFAS 131.

The Company has three reportable segments: products sold to domestic mass merchants, products sold to domestic independent bicycle dealers (IBDs), and products sold in international operations. The international operations have been combined into one reportable segment under SFAS 131 as they share a majority of the aggregation criteria and are not individually reportable. The Company's domestic mass merchant segment markets a wide range of bicycle accessories and bicycle helmets through the mass merchant channel, including retailers such as Wal-Mart and K-Mart. The domestic IBD segment markets premium bicycle helmets and accessories to independent bicycle dealers such as bicycle chains, independent bicycle shops, specialized sporting goods stores, and mail order catalogs. International operations include sales of bicycle accessories and helmets sold to both mass merchant and IBD channels in Canada, Europe and Australia, in addition to distributing third party products.

The Company evaluates the performance of, and allocates resources to the reportable segments based on net sales and EBITDA. For internal purposes, EBITDA is defined as earnings before investment income and interest expense, income taxes, depreciation, amortization, and certain one-time charges such as transaction costs, product liability costs, restructuring charges, asset write-offs, other costs, loss on disposal of product line and sale of assets and other one-time costs such as foreign exchange loss and compensation expense related to the grant of stock options.

                                      Mass
                                    Merchants    IBD     International  Other (1)   Total
                                    --------   --------    --------     --------   --------
YEAR ENDING JULY 3, 1999:
  Sales to unaffiliated customers   $106,774   $ 60,077    $ 44,058     $     --   $210,909
  EBITDA                              18,009      2,494       3,812        3,277     27,592
  Depreciation and amortization          144      2,086       1,257        4,159      7,646
  Net interest expense(income)            --        (18)        529       14,184     14,695
  Capital expenditures                   374      2,211         917          647      4,149
  Total assets                        59,176     27,996      29,335      102,427    218,934

YEAR ENDING JUNE 27, 1998:
  Sales to unaffiliated customers     95,100     61,387      50,749           --    207,236
  EBITDA                              11,851      6,199       6,973        1,573     26,596
  Depreciation and amortization          129      2,183       1,060        4,437      7,809
  Net interest expense(income)            --         --         186        2,813      2,999
  Capital expenditures                   100      2,473       1,258        1,665      5,496
  Total assets                        48,573     36,754      18,250      143,490    247,067

YEAR ENDING JUNE 28, 1997:
  Sales to unaffiliated customers    137,168     63,219      59,147           --    259,534
  EBITDA                               9,496      3,365       7,681        1,700     22,242
  Depreciation and amortization        1,143      1,981       1,919        4,499      9,542
  Net interest expense(income)           (51)        --       1,310        3,091      4,350
  Capital expenditures                   878      1,758       1,438        2,984      7,058
  Total assets                        58,275     34,931      43,323      132,225    268,754


(1) The "Other" designation includes corporate expenditures and expenditures related to the Company's U.S. manufacturing facility.

EBITDA for the periods shown is reconciled to Net income before income taxes as follows:

                                                  Fiscal year ended
                                      ------------------------------------------
                                      July 3, 1999  June 27, 1998  June 28, 1997
                                      ------------  -------------  -------------
EBITDA                                  $ 27,592      $ 26,596       $ 22,242

Less:
  Depreciation                             5,529         5,549          6,222
  Amortization                             2,117         2,260          3,320
  One-time foreign exchange loss
    and compensation expense for
    stock options                          1,899            --             --
  Transaction costs                       13,100            --             --
  Product liability costs                 12,500            --             --
  Restructuring charges                    8,970         1,192          4,141
  Asset write-offs                         5,266            --             --
  Other costs                              2,292            --             --
  Loss on disposal of product lines
    and sale of assets                        --           700         25,360
  Net investment income                   (1,073)       (1,716)        (2,939)
  Interest expense                        15,768         4,715          7,289
                                        --------      --------       --------
Net income (loss) before provision
  for (benefit from) income taxes       $(38,776)     $ 13,896       $(21,151)
                                        ========      ========       ========

Long-lived assets by geographical area for the periods presented were as follows:

                                    July 3, 1999   June 27, 1998   June 28, 1997
                                    ------------   -------------   -------------
United States                         $ 74,219       $ 73,531        $ 77,359
International                            3,542          3,558           9,375
                                      --------       --------        --------
Total                                 $ 77,761       $ 77,089        $ 86,734
                                      ========       ========        ========

NOTE 15 - SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The unaudited information presented below has been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been made.

Summary quarterly financial data is as follows (in thousands):

                                      1st         2nd         3rd        4th
                                    Quarter     Quarter     Quarter    Quarter
                                    --------    --------    --------   --------
YEAR ENDING JULY 3, 1999:
  Net sales                         $ 40,918    $ 45,021    $ 54,306   $ 70,664
  Gross profit                        13,544      14,519      17,433     24,740
  Net income                          (7,281)     (2,804)        188    (16,340)

YEAR ENDING JUNE 27, 1998:
  Net sales                         $ 43,632    $ 42,590    $ 52,332   $ 68,682
  Gross profit                        13,477      13,286      18,200     24,601
  Net income (loss)                      637         322       3,160      4,459

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and certain other representations that no other reports were required, during the year ended July 3, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

DIRECTORS OF THE REGISTRANT

Each director serves a term expiring at the next annual meeting of stockholders, or until his successor shall have been elected and qualified.

TERRY G. LEE, Director and Chairman, age 50. Mr. Lee has served the Company in various capacities since 1984. He joined Bell Helmets, Inc. (a predecessor of the Company, "Bell Helmets") as Director and the President and Chief Operating Officer in 1984, and became Chief Executive Officer in 1986 and Chairman in 1989. Mr. Lee served as President of the Company from 1984 until the consummation of the AMRE Merger in 1995. Mr. Lee was also a stockholder and consultant to Echelon Sports Corporation (a predecessor of the Company) prior to its acquisition by the Company in 1989. Prior to joining Bell Helmets, Mr. Lee was employed by Wilson Sporting Goods for 14 years, where his last position was Senior Vice President - Sales and Distribution.

MARY J. GEORGE, Director and Chief Executive Officer, age 49. Ms. George joined the Company in October 1994 as the Senior Vice President of Marketing and Strategic Planning, became President--Specialty Retail Division in July 1995, became President--North America in December 1995, and became President and Chief Operating Officer in April 1997. Ms. George continued as President, and became Chief Executive Officer and Director in August 1998. Prior to joining the Company, Ms. George served as President of Denar Corporation from January 1993 to August 1994, and as President of the WestPointe Group from January 1991 to December 1992.

WILLIAM M. BARNUM, JR., Director, age 45. Mr. Barnum became a Director of the Company in August 1998. He joined Brentwood in 1984 and is presently a managing member of Brentwood Private Equity, L.L.C. Mr. Barnum is a Director of Classroom Connect Holdings, Inc., Aspen Marketing Group, Inc., WorldPoint Logistics, Inc., and Quicksilver Corporation.

KIM G. DAVIS, Director, age 45. Mr. Davis became a Director of the Company in August 1998. Mr. Davis is a Managing Director and co-founder of Charlesbank, a private investment firm and the successor to Harvard Private Capital Group, Inc., which he joined in 1998. Charlesbank is the investment advisor to Charlesbank Equity Fund IV, Limited Partnership. From 1995 to 1998, Mr. Davis was a private investor, and from 1988 to 1994, he was a General Partner of Kohlberg & Co. He is a Director of Westinghouse Air Brake Company.

JOHN F.  HETTERICK,  Director,  age 53. Mr.  Hetterick  became a Director of the
Company in August 1998. Since 1997, Mr. Hetterick has been an independent consultant in the consumer products industry. From 1992 to 1997, Mr. Hetterick was President and Chief Executive Officer of Rollerblade, Inc., a manufacturer of in-line skates. Mr. Hetterick also served as President of Tonka International, a division of Tonka Corporation, from 1989 to 1991, and Vice President of Marketing of Pepsi-Cola International from 1986 to 1989.

EDWARD L. MCCALL, Director, age 32. Mr. McCall became a Director of the Company in August 1998. He joined Brentwood in 1993 and is presently a managing member of Brentwood Private Equity, L.L.C. and Brentwood Private Equity Management, L.L.C. Mr. McCall is currently a director of Classroom Connect Holdings, Inc., and Racquetball & Fitness Clubs, Inc.

TIM R. PALMER, Director, age 42. Mr. Palmer became a Director of the Company in August 1998. He is a Managing Director and co-founder of Charlesbank, a private investment firm and the successor to Harvard Private Capital Group, Inc., which he joined in 1990. Charlesbank is the investment advisor to Charlesbank Equity Fund IV, Limited Partnership. He is a Director of The WMF Group, Ltd.

JOHN M. SULLIVAN, Director, age 63. Mr. Sullivan became a Director of the Company in August 1998. From October 1987 to January 1993, Mr. Sullivan was Chairman of the Board and Chief Executive Officer of Prince Holdings, Inc. He is presently Chairman of the Board of Directors of Silver Cinemas International, Inc., and a Director of The Scotts Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to executive officers of the Company is set forth below:

NAME                 AGE    POSITIONS AND OFFICES
- ----                 ---    ---------------------
Terry G. Lee          50    Chairman
Mary J. George        49    Chief Executive Officer
William L. Bracy      58    President and Chief Operations Officer
Richard S Willis      39    Executive Vice President and Chief Financial Officer
Kwai Kong             36    Vice President--R&D and Manufacturing
Blair Clark           41    President-Giro

TERRY G. LEE, Director and Chairman. Mr. Lee has served the Company in various capacities since 1984. He joined Bell Helmets, Inc. (a predecessor of the Company, "Bell Helmets") as Director and the President and Chief Operating Officer in 1984, and became Chief Executive Officer in 1986 and Chairman in 1989. Mr. Lee served as President of the Company from 1984 until the consummation of the AMRE Merger in 1995. Mr. Lee was also a stockholder and consultant to Echelon Sports Corporation (a predecessor of the Company) prior to its acquisition by the Company in 1989. Prior to joining Bell Helmets, Mr. Lee was employed by Wilson Sporting Goods for 14 years, where his last position was Senior Vice President - Sales and Distribution.

MARY J. GEORGE, Director and Chief Executive Officer. Ms. George joined the Company in October 1994 as the Senior Vice President of Marketing and Strategic Planning, became President--Specialty Retail Division in July 1995, became President--North America in December 1995, and became President and Chief Operating Officer in April 1997. Ms. George continued as President, and became Chief Executive Officer and Director in August 1998. Prior to joining the Company, Ms. George served as President of Denar Corporation from January 1993 to August 1994, and as President of the WestPointe Group from January 1991 to December 1992.

WILLIAM L. BRACY, President and Chief Operations Officer. Mr. Bracy joined Bell in January 1998 as U.S. Group President. In February 1999 he became Chief Operations Officer and in July 1999, he became President. Prior to joining Bell, Mr. Bracy served as Executive Vice President of Mattel Europa and as a President of Mattel Games, both divisions of Mattel, Inc., from September 1995 to December 1997. From August 1990 to September 1995, Mr. Bracy served as President for Lenox Brands and Lenox China & Crystal, both divisions of Lenox, Inc.

RICHARD S WILLIS, Executive Vice President and Chief Financial Officer. Mr. Willis joined the Company in April 1999 as Executive Vice President and Chief Financial Officer. Previously, Mr. Willis served as Executive Vice President and Chief Financial Officer of Petersen Publishing from October 1995 to April 1999, and as a Director from December 1996 to April 1999. From 1993 to 1995, Mr. Willis served as the Executive Vice President and Chief Financial Officer of two divisions of World Color and from 1990 to 1993 as the Chief Financial Officer and Secretary of Aster Publishing Company.

KWAI KONG, Vice President--R&D and Manufacturing. Mr. Kong joined Bell in January 1994, when VistaLite was purchased by the Company, as Director, Design Engineering. In June 1995, he became Vice President--Research and Development and, in June 1998, became Vice President--R&D and Manufacturing. Prior to joining the Company, Mr. Kong was President and Chief Executive Officer of VistaLite, of which he was also a co-founder. VistaLite was purchased by Bell in January 1994.

BLAIR CLARK, President--Giro. Mr. Clark joined Giro, a division of Bell, in May 1994 as Vice President of Sales. In July 1998, he became President--Giro. Prior to joining Bell, Mr. Clark was General Manager of Scott USA.

ITEM 11. EXECUTIVE OFFICER COMPENSATION

                           SUMMARY COMPENSATION TABLE

The table below summarizes the annual and long-term compensation paid to each of the Company's Chief Executive Officer and the four next most highly compensated executive officers (the "Named Executive Officers") for all services rendered to the Company during the last three fiscal years, in accordance with the Securities and Exchange Commission ("SEC") rules relating to disclosure of executive compensation.

                                  Long-Term
                                 Compensation
                              Annual Compensation               Awards
                          ---------------------------   ------------------------
                                                         Restricted   Securities    All Other
     Name and             Fiscal                           Stock      Underlying     Compen-
Principal Position         Year    Salary     Bonus     Awards($)(1)  Options(#)    sation (2)
- ------------------         ----    ------     -----     ------------  ----------    ----------
Terry G. Lee               1999   $356,735                                            $4,260
Chairman                   1998    410,962   $152,750     $200,000                     5,773
                           1997    392,885                  50,000      209,363        5,155

Mary J. George             1999    366,347                                             6,099
Chief Executive Officer    1998    298,209    265,000      700,000                     5,411
                           1997    239,962                  50,000      148,500        3,193

William L. Bracy           1999    271,160                                             6,034
President and Chief        1998    115,464     75,000
Operations Officer         1997

Kwai Kong                  1999    155,769    150,000                                  4,866
Vice President--Research   1998    119,164     82,475                                  5,467
and Development            1997    113,401     24,190                                  3,163

Blair Clark                1999    157,212                                             3,456
President--Giro            1998    130,404     26,087                                  4,487
                           1997     78,192                                               769

(1) Fiscal 1998 awards consist solely of restricted phantom stock units. Phantom stock units were granted as of August 28, 1997 to the Named Executive Officers as follows: Mr. Lee 21,763 units and Ms. George 10,881 units. In addition, in accordance with the terms of her employment agreement with the Company, 32,324 and 30,769 phantom stock units were granted to Ms. George on August 23, 1997 and September 12, 1997, respectively. The phantom stock units vested in full at the time of the Bell Merger. During Fiscal 1997, each of Mr. Lee and Ms. George were awarded 7,082 shares of restricted stock. Each restricted stock award was originally to vest incrementally in equal installments on the first three anniversaries of the date of award, but were vested in full in connection with the Bell Merger. At the end of Fiscal 1999, there were no phantom stock units outstanding.

     The Named Executive Officers have purchased shares of restricted stock, in each case at fair market value on the date of purchase, from the Company in accordance with the Company's Investment and Incentive Plan and the Company's Class C Investment and Incentive Plan. At the end of Fiscal 1999, Ms. George held 36,800 unvested shares of Class B Common Stock with a market value of $22,816 and 3,000 unvested shares of Class C Common Stock with a market value of $30; Mr. Bracy held 11,500 unvested shares of Class B Common Stock with a market value of $7,130 and 12,000 unvested shares of Class C Common Stock with a market value of $120; Mr. Kong held 6,440 unvested shares of Class B Common Stock with a market value of $3,993 and 7,000 unvested shares of Class C Common Stock with a market value of $70; Mr. Clark held 5,520 unvested shares of Class B Common Stock with a market value of $3,422 and 4,000 unvested shares of Class C Common Stock with a market value of $40. The unvested shares lack voting rights and are subject to repurchase by the Company under specified circumstances.

(2) The Fiscal 1999 amounts include the following annual Company contributions to the Bell Sports Corp. Employees' Retirement and 401(k) Plan: Mr. Lee $3,332, Ms. George $5,375, Mr. Bracy $4,015, Mr. Kong $4,594, and Mr. Clark
     $3,456. The Fiscal 1999 amounts also include the following life insurance premiums paid by the Company: Mr. Lee $928, Ms. George $724, Mr. Bracy $2,019, and Mr. Kong $272.

OPTION GRANTS IN LAST FISCAL YEAR

The table below provides information relating to grants of stock options by the Company during Fiscal 1999 to each of the Named Executive Officers. The Company has never granted any stock appreciation rights.

                                      % of Total
                      Number of      Stock Options                                  Potential Realizable Value at Assumed
                      Securities      Granted to              Market               Annual Rates of Stock Price Appreciation
                      Underlying       Employees             Price at                   for Eight-Year Option Term (3)
                        Options        in Fiscal   Exercise  date of   Expiration    ------------------------------------
Name                  Granted (#)(1)     Year       Price     Grant       Date           0%           5%           10%
- ----                  -------------      ----       ------    ------    --------     ----------   ----------   ----------
Mary J. George (1)       20,511          100%       $36.15    $50.99    08/27/06     $  304,383   $  803,733   $1,500,412
Mary J. George (2)       16,921          100%         0.44      0.62    08/27/06          3,046        8,055       15,043

(1) This award constitutes a grant of options to purchase Series A Preferred Stock.

(2)  This aware constitutes a grate of options to purchase Class A Common Stock

(3) The gains shown in these columns result from calculations assuming 0%, 5%, and 10% growth rates as set by the SEC and are not intended to forecast future stock price performance.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

Each holder of an option to purchase Common Stock previously issued by the Company that was outstanding at the time of the Bell Merger received in respect thereof a cash payment equal to the excess, if any, of $10.25 per share subject to the option over the applicable exercise price. Messrs. Lee, Kong and Clark received $667,868, $67,402 and $23,700, respectively, in respect to options held by them at the time of the Bell Merger.

With the exception of Ms. George, none of the Named Executive Officers exercised stock options during fiscal 1999 and, with the exception of Ms. George, none of the Named Executive Officers held any options to acquire any Company stock at the end of fiscal 1999. The table below provides certain information relating to the options exercised by Ms. George during fiscal 1999 and the options held by her at the end of fiscal 1999.

                        Shares                      Number of Securities Underlying        Value of Unexercised
                      Acquired on       Value        Unexercised Options at FY-End    In-the-Money Options at FY-End
Name                 Exercise (#)    Realized ($)    Exercisable     Unexercisable       Exercisable  Unexercisable
- ----                 ------------    ------------    -----------     -------------       -----------  -------------
Mary J. George (1)      16,921          10,491          20,511             --              304,383          --

(1) Shares acquired by Ms. George were shares of Class A Common Stock. Options outstanding at July 3, 1999 provide for the purchase of shares of Series A Preferred Stock.

DIRECTOR COMPENSATION

In fiscal 1999, each non-employee director who was not affiliated with Brentwood or Charlesbank was given the opportunity to purchase 3,500 shares of Class B Common Stock at the fair market value of $0.62 per share.

EMPLOYMENT AGREEMENTS

The Company has an employment agreement with Mr. Lee which provides that he will serve as Chairman of the Board of the Company for a term expiring in August, 2000, unless terminated earlier in the event of the employee's death or disability, termination by the Company with or without cause (as defined in the agreement) or termination by the employee with or without good reason (as defined in the agreement.) The agreement provides for an annual salary of $207,500, with annual cash bonuses based on actual operating income as compared to projected operating income targets approved by the Board of Directors, up to a maximum annual bonus of 125% of Mr. Lee's then existing base salary. Under the agreement, Mr. Lee will be paid regardless of any services performed, and even if his service is terminated with or without cause. Under the employment agreement, Mr. Lee is entitled to participate in the Company's benefit plans and programs, and entitled to reimbursement for any deductibles and co-payments related to medical expenses. The agreement also contains a non-compete provision, by which Mr. Lee is prohibited from competing against the Company (as defined) for a period of 5 years from the date of the Bell Merger. As consideration for this agreement, Mr. Lee is being paid a total of $1.5 million in three equal annual installments, beginning at the date of the Bell Merger.

The Company has an employment agreement with Ms. George which provides that she will serve as President and Chief Executive Officer of the Company. The employment agreement is for a term ending on August 17, 2003 unless terminated earlier in the event of Ms. George's death or disability, termination by the Company with or without cause (as defined in the agreement) or termination by Ms. George. The agreement provides for an annual base salary of $350,000, subject to annual increases in the discretion of the Company, and annual cash bonuses in accordance with the Company's management incentive program. Under the agreement, Ms. George is entitled to participate in the Company's benefit plans and programs, reimbursement for any deductibles and co-payments related to medical expenses and reimbursement of automobile expenses and her expenses for commuting to San Jose. In the event of early termination of Ms. George's employment by the Company without cause or voluntarily by Ms. George, the Company will continue to pay Ms. George her base salary and all other benefits, excluding bonus, for 18 months and, in the case of termination of her employment by the Company without cause, any outstanding, unexercisable stock options become exercisable. Effective July 1, 1999, Ms. George relinquished her position as President. Per the employment agreement, unless Ms. George consents, any material diminution of her significant duties would allow her to terminate her employment and receive the compensation noted above. Ms. George has signed a memo consenting to the change in duties.

The Company has a Memorandum Reference Employment with Mr. Bracy, which provides for him to serve as US Group President of the Company. The memorandum calls for a base salary of $250,000 with annual increases at the discretion of the Company and annual cash bonuses in accordance with the Company's bonus policy. Upon Mr. Bracy's appointment as President, his salary increased to $290,000. Under the terms of the memorandum, Mr. Bracy is entitled to participate in the Company's benefit plans and programs, reimbursement for any deductibles and co-payments related to medical expenses and a $400 per month automobile allowance. Under the terms of a separate Severance Agreement with Mr. Bracy, in the event of early termination of his employment by the Company other than by reason of a nonqualifying termination, the Company will pay Mr. Bracy an amount equal to his highest annual base salary. Additionally, medical, dental, accident, disability and life insurance plans will continue for one year following such termination.

Mr. Willis has signed an offer letter with the Company which provides for him to serve as Executive Vice President and Chief Financial Officer of the Company. The letter calls for a base salary of $250,000 with annual increases at the discretion of Bell. Mr. Willis is entitled to participate in the Company's benefit plans and programs and to receive reimbursement for any deductibles and co-payments related to medical expenses. He is also eligible for an annual bonus equal to 50% of his annual base salary, determined in accordance with the Company's bonus policy. In the event of involuntary termination without cause, the letter calls for Mr. Willis to receive his base salary and related benefits for a period of one year following the date of termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The compensation committee of the Board of Directors consists of Ed McCall, John Hetterick and Kim Davis. The committee meets regularly to discuss compensation issues. The committee bases executive compensation on the overall performance of the Company, the individual performance of the executive, and market considerations.

Mr. McCall is a Managing Member of Brentwood Private Equity, L.L.C. Mr. Davis is a Managing Director of Charlesbank Bell Sports Holdings, Limited Partnership. See "Item 13. Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of September 1, 1999 concerning beneficial ownership of the Company's Series A Preferred Stock, Class A Common Stock, Class B Common Stock, and Class C Common Stock by each person known by the Company to own beneficially more than five percent of the outstanding shares of any class of the Company's stock, each director, each Named Executive Officer and all directors and executive officers of the Company as a group.

Each share of the Company's Class A Common Stock, Class B Common Stock and Class C Common Stock is entitled to one vote on each matter presented, provided that any shares of Class B Common Stock or Class C Common Stock issued pursuant to one of the Company's Investment and Incentive Plans are not entitled to vote until fully vested. In general, the Series A Preferred Stock is non-voting.

The Company and its stockholders have entered into a Shareholders Agreement (the "Shareholders Agreement") pursuant to which each stockholder has agreed, among other things, in any election of directors, to vote for three nominees designated by Charlesbank Bell Sports Holdings, Limited Partnership ("Charlesbank"), three nominees designated by Brentwood Associates Buyout Fund II, L.P. ("Brentwood"), and for as long as her employment agreement so requires, for Mary George. Charlesbank and Brentwood have also agreed to vote their shares together in a manner upon which they shall mutually agree with respect to any matter presented in which they are entitled to vote.

Unless otherwise noted below and except as described above in connection with the Shareholders Agreement, the listed persons have sole voting and dispositive power with respect to the shares of Company stock owned by them, subject to community property laws if applicable.

                                                          AMOUNT AND
                                                          NATURE OF
 NAME AND ADDRESS OF                                      BENEFICIAL    PERCENT
  BENEFICIAL OWNER             TITLE OF CLASS             OWNERSHIP     OF CLASS
  ----------------             --------------             ---------     --------
Brentwood Associates
Buyout Fund II, L.P.(1)        Series A Preferred Stock    434,953        42.0%
                               Class A Common Stock        358,839        41.2%
                               Class B Common Stock           -             *
                               Class C Common Stock           -             *


Charlesbank Bell
Sports Holdings,
Limited Partnership(2)         Series A Preferred Stock    434,555        42.0%
                               Class A Common Stock        358,507        41.2%
                               Class B Common Stock           -             *
                               Class C Common Stock           -             *

CB Capital Investors, L.P.(3)  Series A Preferred Stock     97,087        9.4%
                               Class A Common Stock         80,097        9.2%
                               Class B Common Stock           -             *
                               Class C Common Stock           -             *

William M. Barnum, Jr.(4)      Series A Preferred Stock    434,953        42.0%
                               Class A Common Stock        358,839        41.2%
                               Class B Common Stock           -             *
                               Class C Common Stock           -             *

William L. Bracy(5)            Series A Preferred Stock     2,233           *
                               Class A Common Stock         1,855           *
                               Class B Common Stock         12,500        9.8%
                               Class C Common Stock         12,000        21.4%

Blair Clark(6)                 Series A Preferred Stock      631            *
                               Class A Common Stock          524            *
                               Class B Common Stock         6,000         4.7%
                               Class C Common Stock         4,000         7.1%

Kim G. Davis(7)                Series A Preferred Stock    434,555        42.0%
                               Class A Common Stock        358,507        41.2%
                               Class B Common Stock           -             *
                               Class C Common Stock           -             *

Mary J. George(8)              Series A Preferred Stock     20,511        2.0%
                               Class A Common Stock         16,921        1.9%
                               Class B Common Stock         40,000        31.2%
                               Class C Common Stock         3,000         5.4%

John F. Hetterick(9)           Series A Preferred Stock     3,880           *
                               Class A Common Stock         3,196           *
                               Class B Common Stock         3,500         2.7%
                               Class C Common Stock           -             *

Kwai Kong(10)                  Series A Preferred Stock      505            *
                               Class A Common Stock          419            *
                               Class B Common Stock         7,000         5.5%
                               Class C Common Stock         7,000         12.5%

Terry G. Lee                   Series A Preferred Stock     4,849           *
                               Class A Common Stock         3,975           *
                               Class B Common Stock           -             *
                               Class C Common Stock           -             *

Edward L. McCall(11)           Series A Preferred Stock    434,953        42.0%
                               Class A Common Stock        358,839        41.2%
                               Class B Common Stock           -             *
                               Class C Common Stock           -             *

Tim R. Palmer(12)              Series A Preferred Stock    434,555        42.0%
                               Class A Common Stock        358,507        41.2%
                               Class B Common Stock           -             *
                               Class C Common Stock           -             *

John M. Sullivan(13)           Series A Preferred Stock     3,879           *
                               Class A Common Stock         3,196           *
                               Class B Common Stock         3,500         2.7%
                               Class C Common Stock           -             *

Richard S Willis               Series A Preferred Stock     9,555           *
                               Class A Common Stock         7,937           *
                               Class B Common Stock         12,500        9.8%
                               Class C Common Stock         12,000        21.4%

Graham Webb                    Series A Preferred Stock      505            *
                               Class A Common Stock          419            *
                               Class B Common Stock         7,000         5.5%
                               Class C Common Stock         5,000         8.9%

All directors and
executive officers
as a group (12 persons)        Series A Preferred Stock     46,043        4.4%
                               Class A Common Stock         38,023        4.4%
                               Class B Common Stock         85,000        66.3%
                               Class C Common Stock         38,000        67.9%

- ----------
* Less than one percent.

(1) The address for Brentwood Associates Buyout Fund II, L.P. is 11150 Santa Monica Boulevard, Suite 1200, Los Angeles, California 90025.

(2) The address for Charlesbank Bell Sports Holdings, Limited Partnership, is 600 Atlantic Avenue, 26th Floor, Boston, Massachusetts 02210-2203.

(3) The address for CB Capital Investors, L.P. is 380 Madison Avenue, 12th Floor, New York, New York 10017.

(4) Mr. Barnum is a managing member of Brentwood Private Equity, L.L.C. and as such, may be deemed to beneficially own the 434,953 shares of Series A Preferred Stock and 358,839 shares of Class A Common Stock owned by Brentwood, with shared voting and investment power over the shares. Mr. Barnum disclaims beneficial ownership of those shares. Mr. Barnum's address is 11150 Santa Monica Boulevard, Suite 1200, Los Angeles, California 90025.

(5) 11,500 shares of the Class B Common Stock and 12,000 shares of the Class C Common Stock owned by Mr. Bracy were issued under the Company's Incentive and Investment Plan and the Company's Class C Incentive and Investment Plan and have not vested. Mr. Bracy's address is 6350 San Ignacio, San Jose, California 95119.

(6) 5,520 shares of the Class B Common Stock and 4,000 shares of the Class C Common Stock owned by Mr. Clark were issued under the Company's Incentive and Investment Plan and the Company's Class C Incentive and Investment Plan and have not vested. Mr. Clark's address is 380 Encinal Street, Santa Cruz, California 95060.

(7) Mr. Davis is a managing director of Charlesbank and as such, may be deemed to beneficially own the 434,555 shares of Series A Preferred Stock and 358,507 shares of Class A Common Stock owned by Charlesbank, with shared voting and investment power over the shares. Mr. Davis disclaims beneficial ownership of those shares. Mr. Davis' address is 600 Atlantic Avenue, 26th Floor, Boston, Massachusetts 02210-2203.

(8) The shares of Series A Preferred Stock beneficially owned by Ms. George include 20,511 shares issuable upon the exercise of options which are currently exercisable. 36,800 shares of the Class B Common Stock and 3,000 shares of the Class C Common Stock owned by Ms. George were issued under the Company's Incentive and Investment Plan and the Company's Class C Incentive and Investment Plan and have not vested. Ms. George's address is 6350 San Ignacio, San Jose, California 95119.

(9) 3,220 shares of the Class B Common Stock owned by Mr. Hetterick were issued under the Company's Incentive and Investment Plan and have not vested.

(10) 6,440 shares of the Class B Common Stock and 7,000 shares of the Class C Common Stock owned by Mr. Kong were issued under the Company's Incentive and Investment Plan and the Company's Class C Incentive and Investment Plan and have not vested. Mr. Kong's address is 6350 San Ignacio, San Jose, California 95119.

(11) Mr. McCall is a managing member of Brentwood Private Equity, L.L.C. and Brentwood Private Equity Management, L.L.C. As such, he may be deemed to beneficially own the 434,953 shares of Series A Preferred Stock and 358,839 shares of Class A Common Stock owned by Brentwood, with shared voting and investment power over the shares. Mr. McCall disclaims beneficial ownership of those shares. Mr. McCall's address is 11150 Santa Monica Boulevard, Los Angeles, California 90025.

(12) Mr. Palmer is a managing director of Charlesbank and as such, may be deemed to beneficially own the 434,555 shares of Series A Preferred Stock and 358,507 shares of Class A Common Stock owned by Charlesbank, with shared voting and investment power over the shares. Mr. Palmer disclaims beneficial ownership of those shares. Mr. Palmer's address is 600 Atlantic Avenue, 26th Floor, Boston, Massachusetts 02210-2203.

(13) 3,220 shares of the Class B Common Stock owned by Mr. Sullivan were issued under the Company's Incentive and Investment Plan and have not vested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a Corporate Development and Administrative Services Agreement entered into in connection with the closing of the Bell Merger among Brentwood Private Equity, L.L.C. ("BPE"), an affiliate of Brentwood, Charlesbank (together with BPE, the "Advisors"), Bell and BSI, as amended from time to time (the
"Services Agreement"), the Advisors have agreed to assist in the corporate development activities of the Company by providing services to the Company, including (i) assistance in analyzing, structuring and negotiating the terms of investments and acquisitions, (ii) researching, identifying, contacting, meeting and negotiating with prospective sources of debt and equity financing, (iii) preparing, coordinating and conducting presentations to prospective sources of debt and equity financing, (iv) assistance in structuring and establishing the terms of debt and equity financing and (v) assistance and advice in connection with the preparation of the Company's financial and operating plans. Pursuant to the Services Agreement, the Advisors are entitled to receive: (i) upon the occurrence of certain events, monitoring fees equal to 1% of the aggregate amount of investment in the Company by the Advisors; (ii) aggregate financial advisory fees equal to 1.5% of the acquisition cost of the Company's completed acquisitions, as described above; and (iii) reimbursement of their reasonable fees and expenses incurred from time to time (a) in performing the services rendered thereunder and (b) in connection with any investment in, financing of, or sale, distribution or transfer of any interest in the Company by the Advisors or any person or entity associated with the Advisors. Upon the closing of the Bell Merger, the Investors, together, were paid a fee of approximately $3.0 million, in the aggregate, and reimbursed for out of pocket expenses in connection with the negotiation of the Bell Merger and for providing certain financial advisory and investment banking services to Bell and BSI including the arrangement and negotiation of the Credit Facility, the arrangement and negotiation of the Notes and for other management consulting services.

In connection with the Bell Merger, the Company entered into the Shareholders Agreement with its stockholders which provides for, among other things, (i) certain restrictions and rights related to the transfer, sale or purchase of Bell's Common Stock and Preferred Stock, (ii) certain rights relating to the election of the Board of Directors described in Item 12 hereof and (iii) certain registration rights relating to the Company's Class A Common Stock.

In July 1997, the Company sold SportRack to Advanced Accessory Systems Canada Inc. ("AAS"). An affiliate of CB Capital Investors, L.P. is a principal stockholder of the parent company of AAS. On July 27, 1998, the Company and AAS entered into an agreement (the "AAS Agreement") pertaining to an adjustment to the purchase price of SportRack pursuant to which the Company paid AAS $2.0 million and the Company and AAS agreed to share any amounts that the Company is able to recover from insurance carriers or other third parties with respect to the amounts paid by the Company to certain former executives pursuant to the AAS Agreement.

In July 1999, the Company sold its auto racing helmet business to Bell Racing Company ("Bell Racing") in exchange for an equity interest in Bell Racing then valued at approximately $1,225,000 with a contingent payment of additional equity in Bell Racing of approximately $875,000 upon the satisfaction of certain conditions. In connection with that transaction, the Company entered into a long-term royalty-free licensing agreement with Bell Racing to permit Bell Racing to market auto racing helmets and auto accessories under the Bell name. The Company also agreed to provide Bell Racing with certain transition services and entered into a sublease with respect to a portion of its manufacturing facility in Rantoul, Illinois. Bell Racing is controlled by Hayden Capital Investments, LC ("Hayden Investments"). Mr. Lee is the Managing Member of Hayden Investments and the Chairman of Bell Racing. In connection with the consummation of the transaction, Hayden Investments became entitled to receive a payment equal to 1% of the aggregate capital invested in Bell Racing in accordance with the terms of a corporate services and development agreement between Hayden Investments and Bell Racing.

During fiscal 1998, in connection with the relocation of Mr. Bracy's primary residence, the Company made a non-interest bearing secured loan of $150,000, $112,500 of which remains outstanding at July 3, 1999. The loan is due upon the earlier of (I) termination of employment, (ii) dissolution or liquidation of the Company, or (iii) April 8, 2001. Half of any bonus award earned by Mr. Bracy will be applied to reduce the outstanding balance of such loan.

During fiscal 1999, in connection with the Company's Investment and Incentive Plan and Class C Investment and Incentive Plan, the Company issued loans to allow certain participants to purchase Company stock. The loans bear interest at an annual rate of 7% and become due in annual installments from September 1999 through September 2003. Under the plans, loans were issued to Mr. Bracy for $115,011, Mr. Kong for $26,010, and Mr. Clark for $32,500, all of which were outstanding as of July 3, 1999.

On August 17, 1998, the Company issued its 14% Senior Discount Debenture due 2009 to Charlesbank in an aggregate principal amount of $14,742,500. For each $1,000 principal amount the issue price was $508.73 and the amount of the original issue discount was $491.27. The debenture matures on August 14, 2009, and the yield to maturity is 14% per annum. Interest on the principal amount of the debenture will begin to accrue on August 15, 2003 and will be payable in cash on each succeeding August 15 and February 15. On March 12, 1999, the Company exchanged a portion of this debenture with an accreted value of $1.2 million for 23,781 shares of Series A Preferred Stock and 19,597 shares of Class A Common Stock.

On August 17, 1998, the Company issued its 14% Senior Discount Debenture due 2009 to Brentwood in an aggregate principal amount of $14,742,500. For each $1,000 principal amount the issue price was $508.73 and the amount of the original issue discount was $491.27. The debenture matures on August 14, 2009, and the yield to maturity is 14% per annum. Interest on the principal amount of the debenture will begin to accrue on August 15, 2003 and will be payable in cash on each succeeding August 15 and February 15. On March 12, 1999, the Company exchanged a portion of this debenture with an accreted value of $1.2 million for 23,781 shares of Series A Preferred Stock and 19,597 shares of Class A Common Stock.

Mr. Lee is a general partner of Mission Leasing and Hayden Leasing ("Hayden Leasing"), general partnerships. On November 1, 1995, the Company entered into a lease agreement with Hayden Leasing pursuant to which the Company leased an airplane for a monthly fee of $3,000 during Fiscal 1999. This lease agreement terminates on June 30, 2000.

See  "Compensation   Committee   Interlocks  and  Insider   Participation"   and
"Employment Agreements".

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The consolidated financial statements, other financial data and consolidated financial schedules of the Company and its subsidiaries, listed below are included as part of this report:

Page No.
- --------
   21       Consolidated balance sheets - July 3, 1999 and June 27, 1998

   22 Consolidated statements of operations - Years ended July 3, 1999, June 27, 1998 and June 28, 1997

   24 Consolidated statements of cash flows - Years ended July 3, 1999, June 27, 1998 and June 28, 1997

   25       Notes to consolidated financial statements

   54       Schedule II - Valuation and qualifying accounts

   55       Report of independent accountants on financial statement schedule

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) EXHIBITS

NUMBER      DESCRIPTION
- ------      -----------
3.1         Amended and Restated  Certificate  of  Incorporation  of the Company
            (incorporated  by reference to Exhibit 4.2 to the Company's  Current
            Report on Form 8-K dated August 17, 1998 (the "August 1998 8-K")).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 4.3 to the August 1998 8-K).

3.3 Articles of Incorporation of BSI (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-4, File No. 333-65115 (the "Form S-4")).

3.4         Amended and  Restated  Bylaws of BSI  (incorporated  by reference to
            Exhibit 3.4 to the Form S-4).

4.1         Shareholders  Agreement,  dated as of  August  17,  1998,  among the
            Company  and  the  stockholders   party  thereto   (incorporated  by
            reference to Exhibit 4.1 to the Form S-4).

4.2 Indenture, dated as of November 15, 1993, between the Company and Harris Trust and Savings Bank, as Trustee, relating to the Company's 4 1/4% Convertible Subordinated Debentures due 2000 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 26, 1993).

4.3* Supplemental Indenture, dated as of August 17, 1998, between the Company and Harris Trust and Savings Bank, as Trustee, relating to the Company's 4 1/4% Convertible Subordinated Debentures due 2000.

4.4 Indenture, dated as of August 17, 1998, among the Company, BSI and Harris Trust and Savings Bank, as Trustee, relating to BSI's Series A and Series B Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the August 1998 8-K).

4.5*        Debenture  Purchase  Agreement,  dated as of August 17, 1998,  among
            Bell  Sports  Corp.,  Charlesbank  Bell  Sports  Holdings,   Limited
            Partnership and Brentwood Associates Buyout Fund II, L.P.

4.6* 14% Senior Discount Debenture due 2009, dated August 17, 1998, issued by the Company to Charlesbank Bell Sports Holdings, Limited Partnership.

4.7* 14% Senior Discount Debenture due 2009, dated August 17, 1998, issued by the Company to Brentwood Associates Buyout Fund II, L.P.

10.1 Credit Agreement, dated August 17, 1998, among BSI, the Company, the financial institutions parties thereto as Lenders, Societe Generale and DLJ Capital Funding, Inc. (incorporated by reference to Exhibit
            10.1 to the Form S-4).

10.2 Borrower Pledge and Security Agreement, dated August 17, 1998, between BSI and Societe Generale (incorporated by reference to Exhibit 10.2 to the Form S-4).

10.3 Guarantor Pledge and Security Agreement, dated August 17, 1998, among the Company, Giro Sport Design International, Inc. and Societe Generale (incorporated by reference to Exhibit 10.3 to the Form S-4).

10.4 Corporate Development and Administrative Services Agreement, dated August 17, 1998 among the Company, BSI, Charlesbank Capital Partners, LLC and Brentwood Private Equity, L.L.C. (incorporated by reference to Exhibit 10.4 to the Form S-4).

10.5 Amended and Restated Employment Agreement, dated as of February 17, 1998, among the Company, BSI and Terry G. Lee (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1998 (the "March 1998 10-Q")).

10.6 Noncompetition Agreement dated December 8, 1997 between the Company, BSI and Terry G. Lee (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1997 (the "December 1997 10-Q")).

10.7 Amended and Restated Employment Agreement, dated as of February 17, 1998, among the Company, BSI and Mary J. George (incorporated by reference to Exhibit 10.2 to the March 1998 10-Q).

10.8 The Company's Series A Preferred Stock Option Agreement between the Company and Mary J. George dated August 17, 1998 (incorporated by reference to Exhibit 10.2 to the September 1998 10-Q).

10.9 The Company's Class A Common Stock Option Agreement between the Company and Mary J. George dated August 17, 1998 (incorporated by reference to Exhibit 10.3 to the September 1998 10-Q).

10.10* Memorandum of Understanding, dated July 15, 1999, between the Company and Mary J. George.

10.11 Memorandum reference Employment Outline for Bill Bracy, dated November 26, 1997 (incorporated by reference to Exhibit 10.6 to the December 1997 10-Q).

10.12 Severance Agreement, dated December 1, 1997, between the Company, BSI and Bill Bracy (incorporated by reference to Exhibit 10.7 to the December 1997 10-Q).

10.13 Promissory Note, dated April 8, 1998, between BSI and Bill Bracy (incorporated by reference to Exhibit 10.4 to the March 1998 10-Q).

10.14 Collateral Pledge Agreement, dated April 8, 1998, between BSI and Bill Bracy (incorporated by reference to Exhibit 10.5 to the March 1998 10-Q).

10.15* Employment Offer Letter, dated May 25, 1999, between the Company and Richard S Willis.

10.16 Form of Vehicle Lease Agreement between BSI and Mission Leasing (incorporated by reference to Exhibit 10.77 to the Company's Registration Statement on Form S-1, File No. 33-45868 (the "Form S-1")).

10.17       Form  of   Equipment   Lease   between  BSI  and   Mission   Leasing
            (incorporated by reference to Exhibit 10.78 to the Form S-1).

10.18 Lease of Aircraft between BSI and Hayden Leasing, L.C. dated November 1, 1995 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996).

10.19 The Company's Investment and Incentive Plan, dated December 21, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 26, 1998 (the "December 1998 10-Q")).

10.20 The Company's Class C Investment and Incentive Plan, dated December 21, 1998 (incorporated by reference to Exhibit 10.2 to the December 1998 10-Q).

10.21*      Form of Promissory  Note between the Company and certain  employees,
            secured  by  shares  issued  under  the  Company's   Investment  and
            Incentive Plan.

10.22 Manufacturing and Product Development Agreement between BSI and Pactuco, Inc. dated September 22, 1998 (incorporated by reference to
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998 (the "September 1998 10-Q")).

10.23 Merchandise Sourcing Agreement between BSI and DS-MAX U.S.A., Inc. dated February 18, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1999).

21*         Subsidiaries of the Registrant

27.1*       Financial data schedule for 1999

- ----------
* Filed herewith

Exhibits 10.4 through 10.15 and 10.19 through 10.21 listed are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K. Documents not filed herewith have previously been filed by the Company with the Securities and Exchange Commission, File No. 0-19873.

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities indicated on this 24th day of September, 1999.

Name
- ----

/s/ Mary J. George               Director and Chief Executive Officer
- ------------------------------   (principal executive officer)
Mary J. George


/s/ Richard S Willis             Executive Vice President and Chief Financial
- ------------------------------   Officer, (principal financial and accounting
Richard S Willis                 officer)


/s/ Terry G. Lee                 Director and Chairman
- ------------------------------
Terry G. Lee


/s/ William M. Barnum, Jr.       Director
- ------------------------------
William M. Barnum, Jr.


/s/ Kim G. Davis                 Director
- ------------------------------
Kim G. Davis


/s/ John F. Hetterick            Director
- ------------------------------
John F. Hetterick


/s/ Edward L. McCall             Director
- ------------------------------
Edward L. McCall


/s/ Tim R. Palmer                Director
- ------------------------------
Tim R. Palmer


/s/ John M. Sullivan             Director
- ------------------------------
John M. Sullivan

                                BELL SPORTS CORP.

                             SCHEDULE II - VALUATION
                             AND QUALIFYING ACCOUNTS
                       For each of the three fiscal years
                        in the period ended July 3, 1999
                                 (in thousands)

                                           Additions
                                      ---------------------
                         Balance at  Charged to
                         beginning   costs and     Charged to                   Balance at
                         of period    expenses   other accounts   Deductions  end of period
                          -------     -------       -------        -------       -------
JULY 3, 1999
Deferred tax asset
  valuation allowance     $ 1,798     $    --       $    --        $   690       $ 1,108
Allowance for
  doubtful accounts       $ 1,690     $   907       $    --        $   829       $ 1,768
Inventory valuation
  allowance               $ 2,299     $ 4,592       $    --        $ 4,008       $ 2,883

JUNE 27, 1998
Deferred tax asset
  valuation allowance     $ 1,970     $    --       $    --        $   172       $ 1,798
Allowance for
  doubtful accounts       $ 5,021     $ 1,077       $(1,300)(a)    $ 3,108       $ 1,690
Inventory valuation
  allowance               $ 3,326     $ 2,340       $    --        $ 3,367       $ 2,299

JUNE 28, 1997
Deferred tax asset
  valuation allowance     $ 1,305     $   665       $    --        $    --       $ 1,970
Allowance for
  doubtful accounts       $ 3,448     $ 4,553       $    --        $ 2,980       $ 5,021
Inventory valuation
  allowance               $ 6,599     $ 2,876       $    --        $ 6,149       $ 3,326

(a) Reversal to Loss on Disposal of Product Line.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
and Stockholders of
Bell Sports Corp.

Our audits of the consolidated financial statements referred to in our report dated September 8, 1999 appearing in this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICEWATERHOUSECOOPERS LLP

San Francisco, California
September 8, 1999