Form 10-Q
period 1999-10-02
BELL SPORTS CORP
filed 1999-11-15
CIK 884063

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarterly period ended OCTOBER 2, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                         Commission file number 0-19873

                                BELL SPORTS CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      36-3671789
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

        6350 SAN IGNACIO AVENUE,                           95119
          SAN JOSE, CALIFORNIA                           (Zip Code)
(Address of principal executive offices)

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of each of the registrant's classes of common stock, as of November 8, 1999:

     Class                                                Number of Shares
     -----                                                ----------------
     Class A Common Stock, $.01 par value                     870,661
     Class B Common Stock, $.01 par value                     128,200
     Class C Common Stock, $.01 par value                      50,000

================================================================================

                                BELL SPORTS CORP.
                               INDEX TO FORM 10-Q

                                     PART I

                                                                     Page Number
                                                                     -----------

Bell Sports Corp. and Subsidiaries Consolidated Balance Sheets
  as of October 2, 1999 and July 3, 1999 ..........................        3

Bell Sports Corp. and Subsidiaries Consolidated Statements of
  Operations for the three months ended October 2, 1999 and
  September 26, 1998 ..............................................        4

Bell Sports Corp. and Subsidiaries Consolidated Condensed
  Statements of Cash Flows for the three months ended October 2,
  1999 and September 26, 1998 .....................................        5

Notes to Consolidated  Financial Statements .......................     6 - 11

Management's Discussion and Analysis of Financial Condition and
  Results of Operations ...........................................    12 - 14


                                     PART II

Items 1 to 6 ......................................................       15

Signatures ........................................................       16

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       BELL SPORTS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                          October 2,   July 3,
                                                            1999        1999
                                                          ---------   ---------
ASSETS
Current assets:                                          (Unaudited)
   Cash and cash equivalents                              $   7,981   $   8,875
   Accounts receivable                                       50,047      58,634
   Inventories                                               36,911      43,664
   Deferred taxes                                            10,899      11,366
   Other current assets                                       7,162       6,134
                                                          ---------   ---------
         Total current assets                               113,000     128,673

Property, plant and equipment                                13,201      16,162
Long-term deferred taxes                                     12,500      12,500
Goodwill                                                     51,944      52,429
Intangibles and other assets                                  9,462       9,170
                                                          ---------   ---------

         Total assets                                     $ 200,107   $ 218,934
                                                          =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $   8,730   $   9,249
   Accrued compensation and employee benefits                 2,860       2,580
   Accrued expenses                                          20,366      31,682
   Notes payable and current maturities of long-term
     debt and capital lease obligations                       2,306      10,433
                                                          ---------   ---------
         Total current liabilities                           34,262      53,944

Long-term debt                                              148,719     148,270
Capital lease obligations and other liabilities               8,295      10,255
                                                          ---------   ---------
         Total liabilities                                  191,276     212,469
                                                          ---------   ---------
Commitments and contingencies

Stockholders' equity:
   Series A Preferred Stock; 6% cumulative, $.01 par
     value; authorized 1,500,000 shares, 1,034,781
     shares issued and outstanding at October 2, 1999
     and July 3, 1999                                            10          10
   Class A Common Stock; $.01 par value; authorized
     900,000 shares, 870,661 shares issued and
     outstanding at October 2, 1999 and July 3, 1999              9           9
   Class B Common Stock; $.01 par value; authorized
     150,000 shares, 128,200 shares issued and
     outstanding at October 2, 1999 and July 3, 1999              1           1
   Class C Common Stock; $.01 par value; authorized
     50,000 shares, 50,000 shares issued and outstanding
     at October 2, 1999 and July 3, 1999                          1           1
   Additional paid-in capital                                53,277      53,210
   Accumulated other comprehensive income                    (1,983)     (1,925)
   Accumulated deficit                                      (42,484)    (44,841)
                                                          ---------   ---------
         Total stockholders' equity                           8,831       6,465
                                                          ---------   ---------

         Total liabilities and stockholders' equity       $ 200,107   $ 218,934
                                                          =========   =========

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (unaudited, in thousands)

                                                         Three Months Ended
                                                     ---------------------------
                                                     October 2,    September 26,
                                                        1999           1998
                                                     ----------    -------------

Net sales                                             $ 46,850       $ 40,918
Cost of sales                                           29,736         27,374
                                                      --------       --------

Gross profit                                            17,114         13,544

Selling, general and administrative expenses            12,656         11,356
Foreign exchange (gain) loss                                15          1,610
Amortization of goodwill and intangible assets             527            562
Transaction costs                                           --          9,892
Net investment income                                     (106)          (601)
Interest expense                                         4,198          2,538
                                                      --------       --------

(Loss) income before income taxes                         (176)       (11,813)
Benefit (provision) for income taxes                        72          1,366
                                                      --------       --------

(Loss) income before extraordinary items                  (104)       (10,447)
Extraordinary item: Gain on early extinguishment
  of debt, net of taxes of $2,006                           --          2,887
                                                      --------       --------

Net (loss) income                                     $   (104)      $ (7,560)
                                                      ========       ========

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                          Three Months Ended
                                                       ------------------------
                                                       October 2,  September 26,
                                                         1999          1998
                                                       ----------  -------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net cash provided by operating activities             $ 8,399      $  13,192
                                                        -------      ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Capital expenditures                                     (912)        (1,233)
  Expenditures to acquire intangible assets                (557)        (7,581)
                                                        -------      ---------

     Net cash provided by (used in) investing
       activities                                        (1,469)        (8,814)
                                                        -------      ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of senior subordinated notes        --        110,000
  Proceeds from issuance of senior discount notes            --         15,000
  Proceeds from issuance of preferred stock                  --         44,555
  Repurchase of common stock                                 --       (142,350)
  Tender of subordinated debentures                          --        (62,500)
  Payments on notes payable, long-term debt and
    capital leases                                          (39)          (136)
  Net payments on line of credit agreement               (7,742)          (248)
                                                        -------      ---------

     Net cash used in financing activities               (7,781)       (35,679)
                                                        -------      ---------

Effect of exchange rate changes on cash                     (43)          (199)
                                                        -------      ---------

Net increase (decrease) in cash and cash equivalents       (894)       (31,500)

Cash and cash equivalents at beginning of period          8,875         45,093
                                                        -------      ---------

Cash and cash equivalents at end of period              $ 7,981      $  13,593
                                                        =======      =========

        See accompanying notes to these consolidated financial sta tements

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

     PRINCIPLES OF CONSOLIDATION AND ACCOUNTING PERIOD

     The consolidated financial statements include the accounts of Bell Sports Corp. and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year is either a fifty-two or fifty-three week accounting period ending on the Saturday that is nearest to the last day of June. The Company's fiscal first quarter in both 2000 and 1999 had thirteen weeks.

     UNAUDITED INFORMATION AND BASIS OF PRESENTATION

     The consolidated balance sheet as of October 2, 1999 and statements of operations and of condensed cash flows for all periods included in the accompanying financial statements have not been audited. In the opinion of management these financial statements include all normal and recurring adjustments necessary for a fair presentation of such financial information. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

     The financial information included herein has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The interim financial information and the notes thereto should be read in conjunction with the audited financial statements for the fiscal years ended July 3, 1999, June 27, 1998 and June 28, 1997 which are included in the Company's 1999 Annual Report on Form 10-K.

     ACCOUNTS RECEIVABLE

     Accounts receivable at October 2, 1999 and July 3, 1999 are net of allowances for doubtful accounts of $2.2 million and $1.8 million, respectively.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at October 2, 1999 and July 3, 1999 are net of accumulated depreciation of $20.4 million and $23.2 million, respectively. Depreciation expense for the first quarter of fiscal 2000 and 1999 was $1.1 million and $1.4 million, respectively.

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

                       BELL SPORTS CORP. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 2 - COMPREHENSIVE INCOME

     Comprehensive income for the periods presented is calculated as follows:

                                                       Three Months Ended
                                                   ----------------------------
                                                   October 2,     September 26,
                                                      1999            1998
                                                   ----------     -------------
     Net income (loss)                               $(104)         $(7,560)
     Foreign currency translation adjustment,
         net of tax                                    (58)             279
                                                     -----          -------

     Comprehensive income (loss)                     $(162)         $(7,281)
                                                     =====          =======
NOTE 3 - INVENTORIES

Inventories consist of the following components (in thousands):

                                                  October 2,        July 3,
                                                    1999             1999
                                                   -------          -------

     Raw materials                                 $ 3,452          $ 3,579
     Work in process                                   944            1,089
     Finished goods                                 32,515           38,996
                                                   -------          -------

          Total                                    $36,911          $43,664
                                                   =======          =======
NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

                       BELL SPORTS CORP. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

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

     Based on management's extensive consultation with legal counsel prosecuting the appeals, the Company has established product liability reserves totaling $13.8 million. These reserves are intended to cover the estimated costs for the defense, payment or settlement of these and other known claims. The Company believes it will have adequate cash balances and sources of capital available to satisfy such pending judgments.

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

NOTE 5 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     On August 17, 1998, the Company's wholly-owned subsidiary, Bell Sports, Inc., issued Notes totaling $110.0 million, bearing interest at 11%, maturing on August 15, 2008. Interest on the Notes is payable on February 15 and August 15 of each year. The Notes are redeemable, in whole or in part, at the option of Bell Sports, Inc. at any time on or after August 15, 2003, in cash, at specified redemption prices. In addition, prior to August 15, 2001, the Company may redeem up to 35% of the Notes for 111% of their principal amount, plus accrued interest. The Company has fully and unconditionally guaranteed the Notes. Separate financial statements and other disclosures relating to Bell Sports, Inc. have not been made, as management believes that such information is not material to holders of the Notes. Summarized financial information regarding Bell Sports, Inc. is as follows:

                       BELL SPORTS CORP. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


     BELL SPORTS, INC.
                                                     October 2,
                                                        1999
                                                     -----------
     SUMMARIZED BALANCE SHEET DATA:                  (unaudited)
          Current assets                              $129,849
          Total assets                                 180,509
          Current liabilities                           35,001
          Total liabilities                            151,852
          Stockholder's equity                          28,657

                                                       Three
                                                    Months Ended
                                                     October 2,
                                                        1999
                                                    ------------
     SUMMARIZED STATEMENT OF OPERATIONS DATA:        (unaudited)
          Net sales                                    $46,850
          Gross profit                                  17,114
          Net income                                       914


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

     The Company has also issued 4 1/4% Convertible Subordinated Debentures ("Debentures") due November, 2000, of which $23.8 million were outstanding at October 2, 1999. The Debentures are redeemable at the Company's option at any time at specified redemption prices.

     In August 1998, the Company and its wholly-owned subsidiary, Bell Sports, Inc. ("BSI"), entered into a $60.0 million senior secured revolving credit facility ("Credit Agreement") expiring on August 17, 2003. The Credit Agreement provides for mandatory repayments from time to time to the extent the amount outstanding thereunder exceeds the maximum amount permitted under the borrowing base. Based on the provisions of the Credit Agreement, the Company could borrow a maximum of $48.6 million as of October 2, 1999. As of October 2, 1999, there were borrowings outstanding of $2.0 million under the Credit Agreement.

     The Credit Agreement provides the Company with the option of borrowing based either on the U.S. prime rate plus a margin or LIBOR plus a margin. The margin for the U.S. prime rate can fluctuate between 0.0% and 1.0%, and the margin for LIBOR loans can fluctuate between 1.0% and 2.0% based on the Company's earnings and debt. At October 2, 1999, the margin for U.S. prime was 0.75% and the margin for LIBOR was 1.75%. Under the Credit Agreement, the Borrower is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.375% to 0.50% per annum, based on a pricing ratio. At October 2, 1999, the quarterly commitment fee was 0.5% per annum.

     The Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum cash interest coverage ratio. It also contains covenants which restrict the ability of the Company to pay dividends, incur liens, issue certain types of debt or equity, engage in mergers, acquisitions or asset sales, or to make capital expenditures. At October 2, 1999, the Company was in compliance with or had obtained waivers for all bank covenants.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

     Long-term debt consists of the following (in thousands):

                                                                           October 2,  July 3,
                                                                              1999       1999
                                                                            --------   --------
     11% senior subordinated debentures maturing August, 2008               $110,000   $110,000
     4 1/4% convertible subordinated debentures maturing November 2000        23,750     23,750
     14% senior discount notes due August, 2009                               14,924     14,434
     Borrowings under line of credit                                           2,000     10,000
     Notes collateralized by certain equipment due at various dates through December 2000 and bearing interest at fixed rates ranging
        from 2.9% to 10.3%                                                       303        391
                                                                            --------   --------
                                                                             150,977    158,575
     Less: Current maturities                                                  2,258     10,305
                                                                            --------   --------
          Total long-term debt                                              $148,719   $148,270
                                                                            ========   ========

NOTE 6 - DISPOSITIONS AND RESTRUCTURING

     In September 1999, the Company sold its European manufacturing facility in Roche La Moliere, France. In addition, the Company entered into an agreement with the purchaser pursuant to which the purchaser has agreed to provide the Company with helmets. The Company recorded a charge in fiscal 1999 of approximately $2.5 million in connection with the sale and related reorganization of the Company's European manufacturing facility. No material gain or loss was recognized upon consummation of the sale in September 1999.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

     In the fourth quarter of fiscal 1999, the Company recorded charges of $16.5 million associated with the consolidation of manufacturing facilities, the streamlining of administrative overhead, the divestiture of the Company's former auto racing division and the closure of the Australian sales a marketing office. At July 3, 1999, the Company had $12.6 million outstanding in accruals related to these actions. Activity in these accruals for the first quarter of fiscal 2000 were as follows:

                                         July 3,     Cash     Non-cash   July 3,
                                          1999     Payments    Charges    1999
                                        --------   --------   --------   -------
     ACCRUALS:
     Manufacturing consolidation        $  9,102    $(2,108)   $(1,192)   $5,802
     Overhead reductions                   2,224       (991)    (1,115)      118
     Sale of auto racing and Australia       788       (186)      (200)      402
     Restructuring accruals from prior
         years                               493       (184)        --       309
                                        --------    -------    -------    ------
                                        $ 12,607    $(3,469)   $(2,507)   $6,631
                                        ========    =======    =======    ======

NOTE 7 - SEGMENT INFORMATION

     The Company has three reportable segments: products sold to domestic mass merchants, products sold to domestic independent bicycle dealers (IBDs), and products sold in international operations. The international operations have been combined into one reportable segment as they share a majority of the aggregation criteria and are not individually reportable. The Company's domestic mass merchant segment markets a wide range of bicycle accessories and bicycle helmets through the mass merchant channel, including retailers such as Wal-Mart and K-Mart. The domestic IBD segment markets premium bicycle helmets and accessories to independent bicycle dealers such as bicycle chains, independent bicycle shops, specialized sporting goods stores, and mail order catalogs. International operations include sales of bicycle accessories and helmets sold to both mass merchant and IBD channels in Canada, Europe and Australia, in addition to distributing third party products.

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


                                      Mass Merchants    IBD    International  Other (1)   Total
                                      --------------  -------  -------------  ---------  -------
THREE MONTHS ENDING OCTOBER 2, 1999:
   Sales to unaffiliated customers       $26,428      $14,614      $5,808     $     --   $46,850
   EBITDA                                  5,119          559         (86)         (48)    5,544

THREE MONTHS ENDING SEPTEMBER 26, 1998:
   Sales to unaffiliated customers        20,168       14,418       6,332           --    40,918
   EBITDA                                  2,062          700        (278)       1,410     3,894

TOTAL ASSETS:
   October 2, 1999                        53,150       30,481      14,394      102,082   200,107
   July 3, 1999                           59,176       27,996      29,335      102,427   218,934

----------
(1) The "Other" designation includes corporate expenditures and expenditures related to the Company's U.S. manufacturing facility.

     EBITDA for the periods shown is reconciled to Net income before income taxes as follows:

                       BELL SPORTS CORP. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

                                                           Three Months Ended
                                                        ------------------------
                                                        October 2,     September
                                                           1999        26, 1998
                                                         -------       --------
     EBITDA                                              $ 5,544       $  3,894
     Less:
       Depreciation                                        1,101          1,427
       Amortization                                          527            562
       One-time compensation expense for stock options        --            307
       Transaction costs                                      --         11,474
       Net investment income                                (106)          (601)
       Interest expense                                    4,198          2,538
                                                         -------       --------
     Net income (loss) before provision for
       (benefit from) income taxes                       $  (176)      $(11,813)
                                                         =======       ========

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

RESULTS OF OPERATIONS

     NET SALES. Net sales for the first quarter of fiscal 2000 of $46.9 million increased 15% from $40.9 in the fiscal 1999 first quarter. The increase is primarily attributable to strong sales in the U.S. mass merchant and specialty retail channels. European sales also increased over the prior year quarter.

     For the first quarter of fiscal 2000, bicycle accessories and bicycle helmets represented approximately 59% and 41%, respectively, of net sales. For the fiscal 1999 first quarter, bicycle accessories, bicycle helmets and auto racing helmets represented approximately 57%, 41% and 2%, respectively, of the Company's net sales. In July 1999, the Company sold its auto racing helmet business.

     GROSS MARGIN. Gross margins increased to 37% of net sales in the fiscal 2000 first quarter from 33% in the prior year quarter. The increase is mainly due to production efficiencies resulting from the manufacturing consolidations completed by the Company in the fiscal 1999 fourth quarter.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs as a percentage of net sales improved to 27% for the first quarter of fiscal 2000 from 28% for the prior year first quarter.

     AMORTIZATION OF INTANGIBLES. Amortization of goodwill and intangible assets decreased to $527,000 in the Company's first quarter of fiscal 1999 compared to $562,000 for the comparable prior year period. The slight decrease is due to certain intangibles becoming fully amortized.

     FOREIGN EXCHANGE LOSS. Foreign exchange loss for the first quarter of fiscal 2000 decreased to $15,000 from $1,610,000 in the prior year quarter. The high foreign exchange losses in the prior year quarter were due to the unusually high level of cash movement related to the August 1998 merger of Bell and HB Acquisition Corporation (the "Bell Merger").

     NET INVESTMENT INCOME. Net investment income decreased to $106,000 in the first three months of fiscal 2000 compared to $601,000 in the first quarter of fiscal 1999 due to significantly lower cash balances.

     INTEREST EXPENSE. Interest expense increased to $4.2 million in the first quarter of fiscal 2000 from $2.5 million in the comparable prior year period due to the higher level of debt outstanding for the entire quarter.

     INCOME TAXES. The effective tax rate was 41% for the first quarter of fiscal 2000 and 12% for the first quarter of fiscal 1999. The increase is attributable to the non-deductibility of certain costs associated with the Bell Merger incurred in the prior year quarter.

LIQUIDITY AND FINANCIAL RESOURCES

     The Company has historically funded its operations, capital expenditures and working capital requirements from internal cash flow from operations and borrowings. The Company's working capital increased slightly to $78.7 million at October 2, 1999 from $74.7 million at July 3, 1999.

     The Company's capital expenditures were $0.9 million in the fiscal 2000 first quarter compared to $1.2 million in the fiscal 1999 first quarter. The Company estimates it will spend approximately $3.8 million on capital expenditures in fiscal 2000 for product tooling and to maintain and upgrade its facilities and equipment.

     In August 1998, the Company and its wholly-owned subsidiary, Bell Sports, Inc. ("BSI"), entered into a $60.0 million senior secured revolving credit facility ("Credit Agreement") expiring on August 17, 2003. The Credit Agreement provides for mandatory repayments from time to time to the extent the amount outstanding thereunder exceeds the maximum amount permitted under the borrowing base. Based on the provisions of the Credit Agreement, the Company could borrow a maximum of $48.6 million as of October 2, 1999. As of October 2, 1999, there were borrowings outstanding of $2.0 million under the Credit Agreement.

     The Credit Agreement provides the Company with the option of borrowing based either on the U.S. prime rate plus a margin or LIBOR plus a margin. The margin for the U.S. prime rate can fluctuate between 0.0% and 1.0%, and the margin for LIBOR loans can fluctuate between 1.0% and 2.0% based on the Company's earnings and debt. At October 2, 1999, the margin for U.S. prime was 0.75% and the margin for LIBOR was 1.75%. Under the Credit Agreement, the Borrower is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.375% to 0.50% per annum, based on a pricing ratio. At October 2, 1999, the quarterly commitment fee was 0.5% per annum.

     The Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum cash interest coverage ratio. It also contains covenants which restrict the ability of the Company to pay dividends, incur liens, issue certain types of debt or equity, engage in mergers, acquisitions or asset sales, or to make capital expenditures. At October 2, 1999, the Company was in compliance with or had obtained waivers for all bank covenants.

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

     The Company has performed a preliminary examination of its major software applications to determine whether each system is prepared to accommodate the year 2000. In fiscal 1998, through routine upgrades, the Company made the computer software programs used at the Company's domestic facilities and at Bell Sports Canada year 2000 compliant. These upgrades include, but are not limited to, the manufacturing, financial, customer and vendor purchase order processing and warehouse management systems. In fiscal 1999, the Company has further upgraded these programs to a year 2000 level certified by the Company's outside software vendors. The computer software programs of Giro Ireland and Bell Sports Europe are currently year 2000 compliant.

     All year 2000 efforts with respect to the Company and its subsidiaries' computer software programs have been and are being made through internal resources and through routine software upgrades provided by the Company's software vendors. The Company has not incurred significant separately identifiable costs related to year 2000 issues through October 2, 1999 and does not expect to incur significant additional costs in order to make its computer software programs year 2000 compliant. The Company's internal resources consist of an information technology support team comprised of approximately fifteen full-time employees, covering both technical and application areas. The Company has not hired additional employees, either full-time or contract, in order to address year 2000 issues and expects all such issues will be adequately addressed by the existing team.

     The Company employs certain manufacturing processes that utilize computer controlled manufacturing equipment. The Company has determined that such equipment is year 2000 compliant. However, in the event of a failure, the Company believes that it could revert to the manual processes previously employed or outsource such work with minimal incremental manufacturing cost.

     The Company's facilities staff currently is investigating the status of the Company's Non-IT Systems with respect to year 2000 compliance. The Company expects that its Non-IT Systems will be year 2000 compliant before the end of

1999. The Company is utilizing internal resources to address the year 2000 compliance of its Non-IT Systems and has not incurred significant separately identifiable costs related to the year 2000 issues through October 2, 1999 and does not expect to incur significant additional costs in order to upgrade its Non-IT Systems to year 2000 compliance.

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

FORWARD-LOOKING STATEMENTS

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

Date: November 9, 1999


                                        BELL SPORTS CORP.


                                        By:  /s/ Richard S Willis
                                             -------------------------------
                                             Richard S Willis
                                             Executive Vice President and Chief
                                             Financial Officer (principal
                                             financial and accounting officer)

                                BELL SPORTS CORP.
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION
------   -----------

27*      Financial Data Schedule

----------
* Filed herewith