Form 10-Q
period 2000-01-01
BELL SPORTS CORP
filed 2000-02-04
CIK 884063

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal quarterly period ended JANUARY 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         COMMISSION FILE NUMBER 0-19873

                                BELL SPORTS CORP.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                              36-3671789
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

        6350 San Ignacio Avenue,
          San Jose, California                                      95119
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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

    The number of shares outstanding of each of the registrant's classes of common stock, as of February 3, 2000:

         Class                                        Number of Shares
         -----                                        ----------------
         Class A Common Stock, $.01 par value             869,976
         Class B Common Stock, $.01 par value             135,650
         Class C Common Stock, $.01 par value              45,850

================================================================================

                                BELL SPORTS CORP.
                               INDEX TO FORM 10-Q

                                     PART I

                                                                     Page Number
                                                                     -----------
Bell Sports Corp. and Subsidiaries Consolidated Balance Sheets
  as of January 1, 2000 and July 3, 1999 ...........................       3

Bell Sports Corp. and Subsidiaries Consolidated Statements of
  Operations for the six months and three months ended
  January 1, 2000 and December 26, 1998 ............................       4

Bell Sports Corp. and Subsidiaries Consolidated Condensed
  Statements of Cash Flows for the six months ended
  January 1, 2000 and December 26, 1998 ............................       5

Notes to Consolidated  Financial Statements ........................     6 - 11

Management's Discussion and Analysis of Financial Condition and
  Results of Operations ............................................    12 - 14


                                     PART II

Items 1 to 6 .......................................................       15

Signatures .........................................................       16

                         PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       BELL SPORTS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE DATA AND PER SHARE DATA)

                                                         January 1,     July 3,
                                                            2000         1999
                                                         -----------  ----------
                                                         (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                               $   6,559    $   8,875
 Accounts receivable                                        59,830       58,634
 Inventories                                                47,928       43,664
 Deferred taxes                                             10,910       11,366
 Other current assets                                        8,750        6,134
                                                         ---------    ---------
       Total current assets                                133,977      128,673

Property, plant and equipment                               12,897       16,162
Long-term deferred taxes                                    12,500       12,500
Goodwill                                                    52,028       52,429
Intangibles and other assets                                 8,772        9,170
                                                         ---------    ---------
       Total assets                                      $ 220,174    $ 218,934
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                        $  14,764    $   9,249
 Accrued compensation and employee benefits                  3,327        2,580
 Accrued expenses                                           18,821       31,682
 Notes payable and current maturities of long-term
   debt and capital lease obligations                       17,780       10,433
                                                         ---------    ---------
       Total current liabilities                            54,692       53,944

Long-term debt                                             149,187      148,270
Capital lease obligations and other liabilities              8,275       10,255
                                                         ---------    ---------
       Total liabilities                                   212,154      212,469
                                                         ---------    ---------
Commitments and contingencies

Stockholders' equity:
 Series A Preferred Stock; 6% cumulative, $.01
  par value; authorized 1,500,000 shares, 1,033,957
  and 1,034,781 shares issued and outstanding at
  January 1, 2000 and July 3, 1999, respectively                10           10
 Class A Common Stock; $.01 par value; authorized
  900,000 shares, 869,976 and 870,661 shares issued
  and outstanding at January 1, 2000 and July 3, 1999,
  respectively                                                   9            9
 Class B Common Stock; $.01 par value; authorized
  150,000 shares, 135,650 and 128,200 shares issued
  and outstanding at January 1, 2000 and July 3, 1999,
  respectively                                                   1            1
 Class C Common Stock; $.01 par value; authorized 50,000
  shares, 45,850 and 50,000 shares issued and outstanding
  at January 1, 2000 and July 3, 1999, respectively              1            1
 Additional paid-in capital                                 53,235       53,210
 Accumulated other comprehensive income                     (2,267)      (1,925)
 Accumulated deficit                                       (42,969)     (44,841)
                                                         ---------    ---------
       Total stockholders' equity                            8,020        6,465
                                                         ---------    ---------
       Total liabilities and stockholders' equity        $ 220,174    $ 218,934
                                                         =========    =========

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED, IN THOUSANDS)

                                             Six Months Ended              Three Months Ended
                                        --------------------------      --------------------------
                                        January 1,    December 26,      January 1,    December 26,
                                          2000           1998             2000           1998
                                        --------       --------         --------       --------
Net sales                               $ 97,822       $ 85,939         $ 50,972       $ 45,021
Cost of sales                             63,857         57,876           34,121         30,502
                                        --------       --------         --------       --------

Gross profit                              33,965         28,063           16,851         14,519
Selling, general and
 administrative expenses                  24,488         23,299           11,832         11,943
Foreign exchange (gain) loss                  12          1,949               (3)           330
Amortization of goodwill and
 intangible assets                         1,079          1,061              552            499
Transaction costs                             --         12,388               --          2,505
Net investment income                       (175)          (810)             (69)          (209)
Interest expense                           8,421          6,742            4,223          4,204
                                        --------       --------         --------       --------

Income (loss) before income taxes            140        (16,566)             316         (4,753)
Provision for (benefit from)
 income taxes                                 57         (3,315)             129         (1,949)
                                        --------       --------         --------       --------

Income (loss) before extraordinary
 items                                        83        (13,251)             187         (2,804)
Extraordinary item: Gain on early
 extinguishment of debt, net of taxes
 of $2,006                                    --          2,887               --             --
                                        --------       --------         --------       --------

Net income (loss)                       $     83       $(10,364)        $    187       $ (2,804)
                                        ========       ========         ========       ========

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                             Six Months Ended
                                                         -----------------------
                                                         January 1, December 26,
                                                           2000        1998
                                                          -------    ---------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net cash provided by (used in) operating activities   $(7,825)   $  (3,390)
                                                          -------    ---------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Capital expenditures                                     (1,728)      (2,341)
  Expenditures to acquire intangible assets                  (557)          --
                                                          -------    ---------

    Net cash provided by (used in) investing activities    (2,285)      (2,341)
                                                          -------    ---------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of senior subordinated notes          --      110,000
  Expenditures related to issuance of senior
    subordinated notes                                         --       (4,700)
  Proceeds from issuance of senior discount notes              --       15,000
  Proceeds from issuance of preferred stock                    25       44,555
  Repurchase of common stock                                   --     (142,350)
  Tender of subordinated debentures                            --      (57,681)
  Net borrowings (payments) on notes payable, long-term
    debt and capital leases                                   279         (918)
  Net borrowings (payments) on line of credit agreement     7,732        5,404
  Expenditures related to issuance of line of credit           --       (1,381)
                                                          -------    ---------

    Net cash provided by (used in) financing activities     8,036      (32,071)
                                                          -------    ---------

Effect of exchange rate changes on cash                      (242)        (826)
                                                          -------    ---------

Net increase (decrease) in cash and cash equivalents       (2,316)     (38,628)
Cash and cash equivalents at beginning of period            8,875       45,093
                                                          -------    ---------

Cash and cash equivalents at end of period                $ 6,559    $   6,465
                                                          =======    =========

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

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING PERIOD

     The consolidated financial statements include the accounts of Bell Sports Corp. and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year is either a fifty-two or fifty-three week accounting period ending on the Saturday that is nearest to the last day of June. The Company's fiscal second quarter in both 2000 and 1999 had thirteen weeks.

UNAUDITED INFORMATION AND BASIS OF PRESENTATION

     The consolidated balance sheet as of January 1, 2000 and statements of operations and of condensed cash flows for all periods included in the accompanying financial statements have not been audited. In the opinion of management these financial statements include all normal and recurring adjustments necessary for a fair presentation of such financial information. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

ACCOUNTS RECEIVABLE

     Accounts receivable at January 1, 2000 and July 3, 1999 are net of allowances for doubtful accounts of $1.2 million and $1.8 million, respectively.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at January 1, 2000 and July 3, 1999 are net of accumulated depreciation of $21.3 million and $23.2 million, respectively.

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

                       BELL SPORTS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - COMPREHENSIVE INCOME

     Comprehensive income for the periods presented is calculated as follows:

                                  Six Months Ended         Three Months Ended
                              ------------------------  ------------------------
                              January 1,  December 26,  January 1,  December 26,
                                 2000         1998        2000         1998
                                 ----         ----        ----         ----
Net income (loss)               $  83      $(10,364)      $ 187       $(2,804)
Foreign currency translation
  adjustment, net of tax         (342)         (552)       (284)         (831)
                                -----      --------       -----       -------
Comprehensive income (loss)     $(259)     $(10,916)      $(162)      $(3,635)
                                =====      ========       =====       =======

NOTE 3 - INVENTORIES

     Inventories consist of the following components (in thousands):

                                           January 1,      July 3,
                                              2000          1999
                                              ----          ----
                Raw materials                $4,336         $3,579
                Work in process               1,293          1,089
                Finished goods               42,299         38,996
                                            -------        -------
                     Total                  $47,928        $43,664
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

     In February 1996, a Toronto, Canada jury returned a verdict against the Company based on injuries arising out of a 1986 motorcycle accident. The jury found that the Company was 25% responsible for the injuries with the remaining 75% of the fault assigned to the plaintiff and the other defendant. In the second quarter of fiscal 2000, the Company paid the judgment of $3.6 million.

     Based on management's extensive consultation with legal counsel, the Company has established product liability reserves totaling $10.1 million. These reserves are intended to cover the estimated costs for the defense, payment or settlement of known claims. Management believes it will have adequate cash balances and sources of capital available to satisfy any payments necessary.

                       BELL SPORTS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ENVIRONMENTAL LITIGATION

     In May 1998, the Company received a De Minimis Notice Letter and Settlement Offer from the United States Environmental Protection Agency ("USEPA") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), 42 U.S.C. Sections 9601 ET SEQ. for the Operating Industries, Inc. Landfill Superfund Site ("OII Site") in Monterey Park, California. CERCLA imposes liability for the costs of cleaning up, and certain damages resulting from, releases and threatened releases of hazardous substances. Although courts have interpreted CERCLA liability to be joint and several, where feasible, the liability typically is allocated among the responsible parties according to a volumetric or other standard. USEPA apparently has identified the Company as a DE MINIMIS potentially responsible party based on several waste shipments the Company allegedly sent to the site in the late 1970s and in 1980. USEPA's settlement offer to the Company is in the range of $29,000 to $36,000. The settlement would cover all past and expected future costs at the OII Site, and, with limited exceptions, provide the Company with covenants not to sue from the United States and California, and contribution protection from private parties. Accordingly, management does not expect this claim to have a material adverse effect on the Company.

     In another unrelated matter, the Company received a General Notice Letter in October 1998 from USEPA under CERCLA for the Casmalia disposal site in Santa Barbara County, California. USEPA apparently has identified the Company as a DE MINIMIS potentially responsible party based on several waste shipments the Company allegedly sent to the site during the 1980s. USEPA's settlement offer to the Company is in the range of $27,000 to $36,000. The benefits of the settlement are similar to those offered by USEPA for the OII site. Accordingly, management does not expect this claim to have a material adverse effect on the Company.

     Besides the litigation described above, management is not aware of any material litigation that, if adversely determined, would have a material effect on the Company's financial liabilities.

NOTE 5 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     On August 17, 1998, the Company's wholly-owned subsidiary, Bell Sports, Inc. ("BSI"), issued Notes totaling $110.0 million, bearing interest at 11%, maturing on August 15, 2008. Interest on the Notes is payable on February 15 and August 15 of each year. The Notes are redeemable, in whole or in part, at the option of BSI at any time on or after August 15, 2003, in cash, at specified redemption prices. In addition, prior to August 15, 2001, BSI may redeem up to 35% of the Notes for 111% of their principal amount, plus accrued interest. The Company has fully and unconditionally guaranteed the Notes. Separate financial statements and other disclosures relating to BSI have not been made, as management believes that such information is not material to holders of the Notes. Summarized financial information regarding Bell Sports, Inc. is as follows:

           BELL SPORTS, INC.
                                                           January 1, 2000
                                                           ---------------
           SUMMARIZED BALANCE SHEET DATA:                    (unaudited)
                Current assets                                 $151,394
                Total assets                                    201,425
                Current liabilities                              54,219
                Total liabilities                               172,495
                Stockholder's equity                             28,930

                                                          Six Months Ended
                                                           January 1, 2000
                                                          ------------------
           SUMMARIZED STATEMENT OF OPERATIONS DATA:          (unaudited)
                Net sales                                       $97,822
                Gross profit                                     33,965
                Net income                                        2,142

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

                       BELL SPORTS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Company has also issued 4 1/4% Convertible Subordinated Debentures ("Debentures") due November 2000, of which $23.8 million were outstanding at January 1, 2000. The Debentures are redeemable at the Company's option at any time at specified redemption prices.

     In August 1998, the Company and BSI entered into a $60.0 million senior secured revolving credit facility ("Credit Agreement") expiring on August 17, 2003. The Credit Agreement provides for mandatory repayments from time to time to the extent the amount outstanding thereunder exceeds the maximum amount permitted under the borrowing base. Based on the provisions of the Credit Agreement, the Company could borrow a maximum of $55.1 million as of January 1, 2000. As of January 1, 2000, there were borrowings outstanding of $17.0 million under the Credit Agreement.

     The Credit Agreement provides the Company with the option of borrowing based either on the U.S. prime rate plus a margin or LIBOR plus a margin. The margin for the U.S. prime rate can fluctuate between 0.0% and 1.0%, and the margin for LIBOR loans can fluctuate between 1.0% and 2.0% based on the Company's earnings and debt. At January 1, 2000, the margin for U.S. prime was 0.75% and the margin for LIBOR was 1.75%. Under the Credit Agreement, the Borrower is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.375% to 0.50% per annum, based on a pricing ratio. At January 1, 2000, the quarterly commitment fee was 0.50% per annum.

     The Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum cash interest coverage ratio. It also contains covenants which restrict the ability of the Company to pay dividends, incur liens, issue certain types of debt or equity, engage in mergers, acquisitions or asset sales, or to make capital expenditures. At January 1, 2000, the Company was in compliance with or had obtained waivers for all bank covenants.


     Long-term debt consists of the following (in thousands):

                                                          January 1,    July 3,
                                                            2000         1999
                                                            ----         ----
          11% senior subordinated debentures maturing
            August 2008                                   $110,000     $110,000
          4 1/4% convertible subordinated debentures
            maturing November 2000                          23,750       23,750
          14% senior discount notes due August 2009         15,437       14,434
          Borrowings under line of credit                   17,732       10,000
          Notes collateralized by certain equipment             --          391
                                                          --------     --------
                                                           166,919      158,575
          Less: current maturities                          17,732       10,305
                                                          --------     --------
               Total long-term debt                       $149,187     $148,270
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

     In the fourth quarter of fiscal 1999, the Company recorded charges of $16.5 million associated with the consolidation of manufacturing facilities, the streamlining of administrative overhead, the divestiture of the Company's former auto racing division and the closure of the Australian sales and marketing office. At January 1, 2000, the remaining reserves related primarily to facilities leases. Activity in these accruals for the first two quarters of fiscal 2000 was as follows:

                       BELL SPORTS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                         July 3,    Cash    Non-cash  January 1,
                                          1999    Payments  Charges      2000
                                        --------  -------   -------     ------
ACCRUALS:
 Manufacturing consolidation             $ 9,102   $(3,993)  $(1,767)    $3,342
 Overhead reductions                       2,224    (1,037)   (1,159)        28
 Sale of auto racing and Australia           788      (531)     (200)        57
 Restructuring accruals from prior years     493      (278)       --        215
                                         -------   -------   -------     ------
                                         $12,607   $(5,839)  $(3,126)    $3,642
                                         =======   =======   =======     ======

NOTE 7 - SEGMENT INFORMATION

     The Company has three reportable segments: products sold to domestic mass merchants, products sold to domestic independent bicycle dealers (IBDs), and products sold in international operations. The international operations have been combined into one reportable segment as they share a majority of the aggregation criteria and are not individually reportable. The Company's domestic mass merchant segment markets a wide range of bicycle accessories and bicycle helmets through the mass merchant channel, including retailers such as Wal-Mart and K-Mart. The domestic IBD segment markets premium bicycle helmets and accessories to independent bicycle dealers such as bicycle chains, independent bicycle shops, specialized sporting goods stores, and mail order catalogs. International operations include sales of bicycle accessories and helmets sold to both mass merchant and IBD channels in Canada, Europe and, in fiscal 1999, Australia, in addition to distributing third party products.

     The Company evaluates the performance of, and allocates resources to, the reportable segments based on net sales and EBITDA. For internal purposes, EBITDA is defined as earnings before investment income and interest expense, income taxes, depreciation, amortization, and certain one-time charges such as transaction costs, product liability costs, restructuring charges, asset write-offs, other costs, loss on disposal of product line and sale of assets and other one-time costs such as foreign exchange loss and compensation expense related to the grant of stock options.

                                      Mass Merchants     IBD     International   Other (1)    Total
                                      --------------   -------   -------------   ---------   --------
SIX MONTHS ENDING JANUARY 1, 2000:
   Sales to unaffiliated customers       $52,620       $28,684      $16,518      $     --    $ 97,822
   EBITDA                                  9,567         1,614          586          (196)     11,571

SIX MONTHS ENDING DECEMBER 26, 1998:
   Sales to unaffiliated customers       $39,739       $28,120      $18,080      $     --    $ 85,939
   EBITDA                                  3,933         1,152          424         2,029       7,538

THREE MONTHS ENDING JANUARY 1, 2000:
   Sales to unaffiliated customers       $26,192       $14,070      $10,710      $     --    $ 50,972
   EBITDA                                  4,458         1,055          672          (148)      6,027

THREE MONTHS ENDING DECEMBER 26, 1998:
   Sales to unaffiliated customers       $19,572       $13,701      $11,748      $     --    $ 45,021
   EBITDA                                  1,874           449          702           619       3,644

TOTAL ASSETS:
   January 1, 2000                       $54,938       $34,886      $19,621      $110,729    $220,174
   July 3, 1999                           59,176        27,996       29,335       102,427     218,934

----------
(1) The "Other" designation includes corporate expenditures and expenditures related to the Company's U.S. manufacturing facility.

                       BELL SPORTS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     EBITDA for the periods shown is reconciled to net income before income taxes as follows:

                                                 Six Months Ended            Three Months Ended
                                             ------------------------     ------------------------
                                             January 1,  December 26,     January 1,  December 26,
                                                2000         1998           2000         1998
                                                ----         ----           ----         ----
EBITDA                                        $ 11,571     $  7,538        $ 6,027      $ 3,644
Less:
  Depreciation                                   2,106        2,825          1,005        1,398
  Amortization                                   1,079        1,061            552          499
  One-time foreign exchange loss and
    compensation expense for stock options          --        1,898             --           --
  Transaction costs                                 --       12,388             --        2,505
  Net investment income                           (175)        (810)           (69)        (209)
  Interest expense                               8,421        6,742          4,223        4,204
                                              --------     --------        -------      -------
Net income (loss) before provision for
  (benefit from) income taxes                 $    140     $(16,566)       $   316      $(4,753)
                                              ========     ========        =======      =======

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

RESULTS OF OPERATIONS

     NET SALES. Net sales for the second quarter of fiscal 2000 of $51.0 million increased 13% from $45.0 in the fiscal 1999 second quarter. Year to date net sales of $97.8 million increased 14% from $85.9 million in fiscal 1999. The quarterly and year to date increases are due primarily to strong U.S. sales in the mass merchant channel. Additional increases have come from the U.S. specialty retail channel and from Canadian sales.

     For the second quarter of fiscal 2000, bicycle accessories and bicycle helmets represented approximately 51% and 49%, respectively, of net sales. Year to date, bicycle accessories and bicycle helmets represented approximately 55% and 45%, respectively, of net sales. For the fiscal 1999 second quarter, bicycle accessories, bicycle helmets and auto racing helmets represented approximately 50%, 48% and 2%, respectively, of the Company's net sales. Year to date, bicycle accessories, bicycle helmets and auto racing helmets represented approximately 53%, 45% and 2%, respectively, of net sales. In July 1999, the Company sold its auto racing helmet business.

     GROSS MARGIN. Gross margins for the second quarter of fiscal 2000 increased to 33% of net sales from 32% in the prior year quarter. Year to date, gross margins increased to 35% of net sales from 33% in the prior year. The increase is mainly due to better sourcing of accessories and production efficiencies resulting from the manufacturing consolidations completed by the Company in the fiscal 1999 fourth quarter.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs as a percentage of net sales improved to 23% for the second quarter of fiscal 2000 from 27% for the prior year second quarter. Year to date, selling, general and administrative costs as a percentage of net sales have dropped to 25% in fiscal 2000 from 27% in fiscal 1999. The decrease is due to increased efficiency due to the Company's restructuring accomplished in the fourth quarter of fiscal 1999.

     AMORTIZATION OF INTANGIBLES. Amortization of goodwill and intangible assets increased slightly to $552,000 in the Company's second quarter of fiscal 2000 compared to $499,000 for the comparable prior year period. Year to date, amortization remained constant at $1.1 million for both fiscal 2000 and fiscal 1999.

     FOREIGN EXCHANGE. Foreign exchange gain of $3,000 for the second quarter increased from the prior year quarter loss of $330,000. Year to date, the foreign exchange loss for fiscal 2000 decreased to $12,000 from $1,949,000 in the prior year. The high foreign exchange losses in the prior year were due to the unusually high level of cash movement related to the August 1998 merger of Bell and HB Acquisition Corporation (the "Bell Merger").

     NET INVESTMENT INCOME. Net investment income decreased to $69,000 in the second quarter of fiscal 2000 compared to $209,000 in the second quarter of fiscal 1999. Year to date, net investment income decreased to $175,000 from $810,000. The decrease was due to significantly lower cash balances.

     INTEREST EXPENSE. Interest expense for the second quarter of fiscal 2000 of $4.2 million remained constant from the prior year. Year to date, interest expense increased to $8.4 million from $6.7 million in the prior year. The year to date increase is due to the higher level of debt outstanding for the entire period, as the increase in debt occurred midway through the first quarter of fiscal 1999.

     INCOME TAXES. The effective tax rate was 41% for the second quarter of both fiscal 2000 and fiscal 1999. Year to date the effective tax rate was 41% for fiscal 2000 compared to 20% for fiscal 1999. The increase is attributable to the non-deductibility of certain costs associated with the Bell Merger incurred in the prior year.

LIQUIDITY AND FINANCIAL RESOURCES

     The Company has historically funded its operations, capital expenditures and working capital requirements from internal cash flow from operations and borrowings. The Company's working capital increased slightly to $79.3 million at January 1, 2000 from $74.7 million at July 3, 1999.

     The Company's capital expenditures were $1.7 million for the first six months of fiscal 2000, compared to $2.3 million in fiscal 1999. The Company estimates it will spend approximately $3.8 million on capital expenditures in fiscal 2000 for product tooling and to maintain and upgrade its facilities and equipment.

     In August 1998, the Company and BSI, entered into a $60.0 million senior secured revolving credit facility ("Credit Agreement") expiring on August 17, 2003. The Credit Agreement provides for mandatory repayments from time to time to the extent the amount outstanding thereunder exceeds the maximum amount permitted under the borrowing base. Based on the provisions of the Credit Agreement, the Company could borrow a maximum of $55.1 million as of January 1, 2000. As of January 1, 2000, there were borrowings outstanding of $17.0 million under the Credit Agreement.

     The Credit Agreement provides the Company with the option of borrowing based either on the U.S. prime rate plus a margin or LIBOR plus a margin. The margin for the U.S. prime rate loans can fluctuate between 0.0% and 1.0%, and the margin for LIBOR loans can fluctuate between 1.0% and 2.0% based on the Company's earnings and debt. At January 1, 2000, the margin for U.S. prime was 0.75% and the margin for LIBOR was 1.75%. Under the Credit Agreement, the Borrower is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.375% to 0.50% per annum, based on a pricing ratio. At January 1, 2000, the quarterly commitment fee was 0.50% per annum.

     The Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum cash interest coverage ratio. It also contains covenants which restrict the ability of the Company to pay dividends, incur liens, issue certain types of debt or equity, engage in mergers, acquisitions or asset sales, or to make capital expenditures. At January 1, 2000, the Company was in compliance with or had obtained waivers for all bank covenants.

     Management believes that cash flows from operations and borrowings available under the Credit Agreement will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures, debt service obligations and the ultimate outcome of pending product liability claims. The Company does not anticipate paying dividends on its Preferred or Common Stock in the foreseeable future.

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

     All Year 2000 efforts with respect to the Company and its subsidiaries' computer software programs were made through internal resources and through routine software upgrades provided by the Company's software vendors. The Company did not incur significant separately identifiable costs related to Year 2000 issues through January 1, 2000 and does not expect to incur significant additional costs related to Year 2000 issues. The Company's internal resources consist of an information technology support team comprised of approximately fifteen full-time employees, covering both technical and application areas. The Company did not hire additional employees, either full-time or contract, in order to address Year 2000 issues.

     The Company employs certain manufacturing processes that utilize computer controlled manufacturing equipment. Prior to January 1, 2000, the Company determined that such equipment was Year 2000 compliant. The Company's Non-IT Systems were also determined to be Year 2000 compliant prior to January 1, 2000. The Company utilized internal resources to address the Year 2000 compliance of its Non-IT Systems and did not incur significant separately identifiable costs related to Year 2000 issues through January 1, 2000 and does not expect to incur significant additional Year 2000 costs.

     In addition to reviewing its internal systems, the Company polled its outside software and other vendors, customers and freight carriers to determine whether they are Year 2000 compliant and to attempt to identify any potential issues. The Company's outside software vendors confirmed that they were Year 2000 compliant, including the products utilized by the Company.

     As of this date, the Company has experienced no material Year 2000 related failures. This includes both the Company's internal hardware and software systems and the basic utility services of its providers. The Company is also not aware of any Year 2000 related problems at any of its customers or critical suppliers that could adversely affect its business operations. The Company will continue to monitor its own systems and those of its business partners to identify and address any potential risk situation related to the Year 2000.

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

Date: February 4, 2000

                                        BELL SPORTS CORP.


                                        By: /s/ Richard S Willis
                                            --------------------------------
                                            Richard S Willis
                                            Executive Vice President, Chief
                                            Operating Officer and Chief
                                            Financial Officer (principal
                                            financial and accounting officer)

                                BELL SPORTS CORP.
                                INDEX TO EXHIBITS


      Exhibit
      Number          Description
      ------          -----------

      27*             Financial Data Schedule

----------
* Filed herewith