Form 10-Q
period 2000-04-01
BELL SPORTS CORP
filed 2000-05-15
CIK 884063

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal quarterly period ended APRIL 1, 2000

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of each of the registrant's classes of common stock, as of May 10, 2000:

     Class                                                   Number of Shares
     -----                                                   ----------------
     Class A Common Stock, $.01 par value                        869,606
     Class B Common Stock, $.01 par value                        133,750
     Class C Common Stock, $.01 par value                          44,350

================================================================================

                                BELL SPORTS CORP.
                               INDEX TO FORM 10-Q

                                     PART I

                                                                     Page Number
                                                                     -----------
Bell Sports Corp. and Subsidiaries Consolidated Balance Sheets
  as of April 1, 2000 and July 3, 1999...............................     3

Bell Sports Corp. and Subsidiaries Consolidated Statements
  of Operations for the nine months and three months ended
  April 1, 2000 and March 27, 1999...................................     4

Bell Sports Corp. and Subsidiaries Consolidated Condensed
  Statements of Cash Flows for the nine months ended
  April 1, 2000 and March 27, 1999...................................     5

Notes to Consolidated Financial Statements...........................   6 - 11

Management's Discussion and Analysis of Financial Condition
  and Results of Operations..........................................  12 - 13

                                     PART II

Items 1 to 6.........................................................  14 - 15

Signatures...........................................................    16

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       BELL SPORTS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE DATA AND PER SHARE DATA)


                                                           April 1,    July 3,
                                                            2000        1999
                                                          ---------   ---------
ASSETS                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                               $  14,447   $   8,875
  Accounts receivable                                        83,149      58,634
  Inventories                                                51,275      43,664
  Deferred taxes                                              8,828      11,366
  Other current assets                                        7,737       6,134
                                                          ---------   ---------
        Total current assets                                165,436     128,673

Property, plant and equipment                                13,163      16,162
Long-term deferred taxes                                     12,500      12,500
Goodwill                                                     51,477      52,429
Intangibles and other assets                                  9,568       9,170
                                                          ---------   ---------
        Total assets                                      $ 252,144   $ 218,934
                                                          =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $  15,388   $   9,249
  Accrued compensation and employee benefits                  4,377       2,580
  Accrued expenses                                           23,102      31,682
  Notes payable and current maturities of long-term
    debt and capital lease obligations                       46,717      10,433
                                                          ---------   ---------
        Total current liabilities                            89,584      53,944

Long-term debt                                              149,711     148,270
Capital lease obligations and other liabilities               1,091      10,255
                                                          ---------   ---------
         Total liabilities                                  240,386     212,469
                                                          ---------   ---------
Commitments and contingencies

Stockholders' equity:
  Series A Preferred Stock; 6% cumulative, $.01 par
    value; authorized 1,500,000 shares, 1,033,511
    and 1,034,781 shares issued and outstanding at
    April 1, 2000 and July 3, 1999, respectively                 10          10
  Class A Common Stock; $.01 par value; authorized
    900,000 shares, 869,606 and 870,661 shares
    issued and outstanding at April 1, 2000 and
    July 3, 1999, respectively                                    9           9
  Class B Common Stock; $.01 par value; authorized
    150,000 shares, 131,750 and 128,200 shares issued
    and outstanding at April 1, 2000 and July 3, 1999,
    respectively                                                  1           1
  Class C Common Stock; $.01 par value; 57,500 and 50,000
    shares authorized at April 1, 2000 and July 3, 1999,
    respectively; 44,350 and 50,000 shares issued and
    outstanding at April 1, 2000 and July 3, 1999,
    respectively                                                  1           1
  Additional paid-in capital                                 53,240      53,210
  Accumulated other comprehensive income                     (2,549)     (1,925)
  Accumulated deficit                                       (38,954)    (44,841)
                                                          ---------   ---------
        Total stockholders' equity                           11,758       6,465
                                                          ---------   ---------
        Total liabilities and stockholders' equity        $ 252,144   $ 218,934
                                                          =========   =========

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED, IN THOUSANDS)


                                                      Nine Months Ended        Three Months Ended
                                                   ----------------------    ----------------------
                                                    April 1,    March 27,     April 1,    March 27,
                                                     2000         1999         2000         1999
                                                   ---------    ---------    ---------    ---------
Net sales                                          $ 166,705    $ 140,245    $  68,883    $  54,306
Cost of sales                                        108,298       94,749       44,441       36,873
                                                   ---------    ---------    ---------    ---------
Gross profit                                          58,407       45,496       24,442       17,433

Selling, general and administrative expenses          37,101       34,931       12,613       11,631
Foreign exchange (gain) loss                             (57)       1,905          (69)         (34)
Amortization of goodwill and intangible assets         1,609        1,589          530          528
Transaction costs                                         --       13,100           --          703
Net investment income                                   (258)        (936)         (83)        (126)
Interest expense                                      13,065       11,153        4,644        4,411
                                                   ---------    ---------    ---------    ---------
Income (loss) before income taxes                      6,947      (16,246)       6,807          320
Provision for (benefit from) income taxes              2,848       (3,183)       2,791          132
                                                   ---------    ---------    ---------    ---------
Income (loss) before extraordinary items               4,099      (13,063)       4,016          188
Extraordinary item: Gain on early extinguishment
  of debt, net of taxes of $2,006                         --        2,887           --           --
                                                   ---------    ---------    ---------    ---------
Net income (loss)                                  $   4,099    $ (10,176)   $   4,016    $     188
                                                   =========    =========    =========    =========

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                                    Nine Months Ended
                                                                                  ----------------------
                                                                                  April 1,     March 27,
                                                                                    2000         1999
                                                                                  ---------    ---------
Cash Flows Provided By (Used In) Operating Activities:
  Net cash provided by (used in) operating activities                             $ (27,616)   $ (18,667)
                                                                                  ---------    ---------
Cash Flows Provided By (Used In) Investing Activities:
  Capital expenditures                                                               (3,150)      (3,297)
  Expenditures to acquire intangible assets                                            (557)          --
                                                                                  ---------    ---------
     Net cash provided by (used in) investing activities                             (3,707)      (3,297)
                                                                                  ---------    ---------
Cash Flows Provided By (Used In) Financing Activities:
  Proceeds from issuance of senior subordinated notes                                    --      110,000
  Expenditures related to issuance of senior subordinated notes                          --       (4,900)
  Proceeds from issuance of senior discount notes                                        --       15,000
  Proceeds from issuance of preferred stock                                              30       44,907
  Proceeds from issuance of common stock                                                 --           84
  Repurchase of common stock                                                             --     (142,350)
  Tender of subordinated debentures                                                      --      (57,681)
  Net borrowings (payments) on notes payable, long-term debt and capital leases         567       (1,325)
  Net borrowings (payments) on line of credit agreement                              36,668       24,000
  Expenditures related to issuance of line of credit                                     --       (1,381)
                                                                                  ---------    ---------
     Net cash provided by (used in) financing activities                             37,265      (13,646)
                                                                                  ---------    ---------
Effect of exchange rate changes on cash                                                (370)        (302)
                                                                                  ---------    ---------
Net increase (decrease) in cash and cash equivalents                                  5,572      (35,912)

Cash and cash equivalents at beginning of period                                      8,875       45,093
                                                                                  ---------    ---------
Cash and cash equivalents at end of period                                        $  14,447    $   9,181
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

     PRINCIPLES OF CONSOLIDATION AND ACCOUNTING PERIOD

     The consolidated financial statements include the accounts of Bell Sports Corp. and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year is either a fifty-two or fifty-three week accounting period ending on the Saturday that is nearest to the last day of June. The Company's fiscal third quarter in both 2000 and 1999 had thirteen weeks.

     UNAUDITED INFORMATION AND BASIS OF PRESENTATION

     The consolidated balance sheet as of April 1, 2000 and statements of operations and of condensed cash flows for all periods included in the accompanying financial statements have not been audited. In the opinion of management these financial statements include all normal and recurring adjustments necessary for a fair presentation of such financial information. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

     ACCOUNTS RECEIVABLE

     Accounts receivable at April 1, 2000 and July 3, 1999 are net of allowances for doubtful accounts of $1.7 million and $1.8 million, respectively.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at April 1, 2000 and July 3, 1999 are net of accumulated depreciation of $21.6 million and $23.2 million, respectively.

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

                       BELL SPORTS CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 2 - COMPREHENSIVE INCOME

     Comprehensive income for the periods presented is calculated as follows:

                                    Nine Months Ended       Three Months Ended
                                   --------------------    --------------------
                                   April 1,    March 27,   April 1,    March 27,
                                     2000        1999        2000        1999
                                   --------    --------    --------    --------
Net income (loss)                  $  4,099    $(10,176)   $  4,016    $    188
Foreign currency translation
  adjustment, net of tax               (624)       (456)       (282)         96
                                   --------    --------    --------    --------
Comprehensive income (loss)        $  3,475    $(10,632)   $  3,734    $    284
                                   ========    ========    ========    ========

NOTE 3 - INVENTORIES

Inventories consist of the following components (in thousands):

                                           April 1,     July 3,
                                             2000        1999
                                           -------     -------
               Raw materials               $ 5,036     $ 3,579
               Work in process               1,973       1,089
               Finished goods               44,266      38,996
                                           -------     -------
                    Total                  $51,275     $43,664
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

     The Company sold its auto racing helmet business in July 1999 and entered into a long-term royalty-free licensing agreement with the purchaser for auto racing helmets and automotive accessories to be marketed under the Bell brand name. The Company retains responsibility for product liability claims relating to auto racing helmets manufactured prior to the sale of the auto racing helmet business. The Company believes that, by virtue of its status as a licensor, it could be named as a defendant in actions involving liability for auto racing helmets and automotive accessories manufactured by the purchaser of the Company's auto helmet business.

     In February 1998, a Wilkes-Barre, Pennsylvania jury returned a verdict against the Company relating to injuries sustained in a 1993 motorcycle accident. This claim arose during a period in which the Company was self-insured. The Company filed a motion for a new trial which was denied. In February 2000, the Company lost the case on appeal. In April 2000, the Company settled the case for $8.9 million.

     Based on management's extensive consultation with legal counsel, the Company has established product liability reserves totaling $10.1 million. These reserves are intended to cover the estimated costs for the defense, payment or settlement of known claims. Management believes it will have adequate cash balances and sources of capital available to satisfy any payments necessary.

                       BELL SPORTS CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     ENVIRONMENTAL LITIGATION

     In October 1998, the Company received a General Notice Letter from the United States Environmental Protection Agency ("USEPA") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), for the Casmalia disposal site in Santa Barbara County, California. CERCLA imposes liability for the costs of cleaning up, and certain damages resulting from, releases and threatened releases of hazardous substances. Although courts have interpreted CERCLA liability to be joint and several, where feasible, the liability typically is allocated among the responsible parties according to a volumetric or other standard. USEPA apparently has identified the Company as a DE MINIMIS potentially responsible party based on several waste shipments the Company allegedly sent to the site during the 1980s. USEPA's settlement offer to the Company is in the range of $27,000 to $36,000. The settlement would cover all past and expected future costs at the Casmalia Site, and, with limited exceptions, provide the Company with covenants not to sue from the United States and California, and contribution protection from private parties. Accordingly, management does not expect this claim to have a material adverse effect on the Company.

     Besides the litigation described above, management is not aware of any material litigation that, if adversely determined, would have a material effect on the Company's financial position.

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

     Summarized financial information regarding BSI is as follows:

     BELL SPORTS, INC.

                                                           April 1, 2000
                                                           -------------
     SUMMARIZED BALANCE SHEET DATA:                         (Unaudited)
          Current assets                                     $182,833
          Total assets                                        233,656
          Current liabilities                                  88,849
          Total liabilities                                   199,939
          Stockholder's equity                                 33,717

                                                          Nine Months Ended
                                                            April 1, 2000
                                                            -------------
     SUMMARIZED STATEMENT OF OPERATIONS DATA:                (Unaudited)
          Net sales                                           $166,705
          Gross profit                                          58,407
          Net income                                             7,211

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

     The Company has also issued 4 1/4% Convertible Subordinated Debentures ("Debentures") due November 2000, of which $23.8 million were outstanding at April 1, 2000. The Debentures are redeemable at the Company's option at any time at specified redemption prices.

     In August 1998, the Company and BSI entered into a $60.0 million senior secured revolving credit facility ("Credit Agreement") expiring on August 17, 2003. The Credit Agreement provides for mandatory repayments from time to time

                       BELL SPORTS CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


to the extent the amount outstanding thereunder exceeds the maximum amount permitted under the borrowing base. Based on the provisions of the Credit Agreement, BSI could borrow a maximum of $60.0 million as of April 1, 2000. As of April 1, 2000, there were borrowings outstanding of $46.0 million under the Credit Agreement.

     The Credit Agreement provides BSI with the option of borrowing based either on the U.S. prime rate plus a margin or LIBOR plus a margin. The margin for the U.S. prime rate can fluctuate between 0.0% and 1.0%, and the margin for LIBOR loans can fluctuate between 1.0% and 2.0% based on the Company's earnings and debt. At April 1, 2000, the margin for U.S. prime was 0.25% and the margin for LIBOR was 1.25%. Under the Credit Agreement, BSI is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.375% to 0.50% per annum, based on a pricing ratio. At April 1, 2000, the quarterly commitment fee was 0.50% per annum.

     The Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum cash interest coverage ratio. It also contains covenants which restrict the ability of the Company to pay dividends, incur liens, issue certain types of debt or equity, engage in mergers, acquisitions or asset sales, or to make capital expenditures. At April 1, 2000, the Company was in compliance with or had obtained waivers for all bank covenants.

     Long-term debt consists of the following (in thousands):

                                                                    April 1,    July 3,
                                                                      2000       1999
                                                                    --------   --------
11% senior subordinated debentures maturing August 2008             $110,000   $110,000
4 1/4% convertible subordinated debentures maturing November 2000     23,750     23,750
14% senior discount notes due August 2009                             15,961     14,434
Borrowings under line of credit                                       46,668     10,000
Notes collateralized by certain equipment                                 --        391
                                                                    --------   --------
                                                                     196,379    158,575
Less: current maturities                                              46,668     10,305
                                                                    --------   --------
     Total long-term debt                                           $149,711   $148,270
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

     In the fourth quarter of fiscal 1999, the Company recorded charges of $16.5 million associated with the consolidation of manufacturing facilities, the streamlining of administrative overhead, the divestiture of the Company's former auto racing division and the closure of the Australian sales and marketing office. At April 1, 2000, the remaining reserves related primarily to facilities leases. Activity in these accruals for the first three quarters of fiscal 2000 was as follows:

                       BELL SPORTS CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                               July 3,         Cash         Non-cash      April 1,
                                                 1999        Payments        Charges        2000
                                              ----------    ----------     ----------   -----------
ACCRUALS:
    Manufacturing consolidation                  $9,102       $(4,913)       $(1,982)       $2,207
    Overhead reductions                           2,224        (1,044)        (1,165)           15
    Sale of auto racing and Australia               788          (531)          (200)           57
    Restructuring accruals from prior years         493          (290)             -           203
                                              ----------    ----------     ----------   -----------
                                                $12,607       $(6,778)       $(3,347)       $2,482
                                              ==========    ==========     ==========   ===========

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

                                 Mass Merchants   Ibd     International  Other (1)      Total
                                     --------   --------    ---------    ---------    ---------
NINE MONTHS ENDED APRIL 1, 2000:
   Sales to unaffiliated customers   $ 93,468   $ 42,429    $ 30,808      $     --    $ 166,705
   EBITDA                              19,480      2,164       2,649           170       24,463

NINE MONTHS ENDED MARCH 27, 1999:
   Sales to unaffiliated customers   $ 66,800   $ 40,981    $ 32,464      $     --    $ 140,245
   EBITDA                               8,621        678       2,200         3,207       14,706

THREE MONTHS ENDED APRIL 1, 2000:
   Sales to unaffiliated customers   $ 40,844   $ 13,747    $ 14,292      $     --    $  68,883
   EBITDA                               9,911        551       2,070           360       12,892

THREE MONTHS ENDED MARCH 27, 1999:
   Sales to unaffiliated customers   $ 27,062   $ 12,860    $ 14,384      $     --    $  54,306
   EBITDA                               4,692       (478)      1,776         1,178        7,168

TOTAL ASSETS:
   April 1, 2000                     $ 71,664   $ 43,599    $ 20,021      $116,860    $ 252,144
   July 3, 1999                        59,176     27,996      29,335       102,427      218,934

----------
(1) The "Other" designation includes corporate expenditures and expenditures related to the Company's U.S. manufacturing facility.

                       BELL SPORTS CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


EBITDA for the periods shown is reconciled to net income before income taxes as follows:

                                               Nine Months Ended      Three Months Ended
                                             ---------------------   --------------------
                                              April 1,   March 27,   April 1,    March 27,
                                               2000        1999        2000        1999
                                             --------    --------    --------    --------
EBITDA                                       $ 24,463    $ 14,706    $ 12,892    $  7,168
Less:
  Depreciation                                  3,100       4,157         994       1,332
  Amortization                                  1,609       1,589         530         528
  One-time foreign exchange loss and
    compensation expense for stock options         --       1,889          --          --
  Transaction costs                                --      13,100          --         703
  Net investment income                          (258)       (936)        (83)       (126)
  Interest expense                             13,065      11,153       4,644       4,411
                                             --------    --------    --------    --------
Net income (loss) before provision for
  (benefit from) income taxes                $  6,947    $(16,246)   $  6,807    $    320
                                             ========    ========    ========    ========

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

RESULTS OF OPERATIONS

NET SALES. Net sales for the third quarter of fiscal 2000 of $68.9 million increased 27% from $54.3 in the fiscal 1999 third quarter. Year to date net sales of $166.7 million increased 19% from $140.2 million in fiscal 1999. The quarterly and year to date increases are due primarily to strong U.S. sales in the mass merchant channel. Additional increases have come from Giro and Canada helmet sales.

     The product line sales mix for the nine month and three month periods are as follows:

                             Nine Months Ended          Three Months Ended
                           ----------------------     ----------------------
                           April 1,     March 27,     April 1,     March 27,
                             2000          1999          2000         1999
                           --------     ---------     --------     ---------
     Bicycle accessories      55%           53%          55%           52%
     Bicycle helmets          45%           45%          45%           46%
     Auto Racing helmets      --            2%           --            2%

     GROSS MARGIN. Gross margins for the third quarter of fiscal 2000 increased to 35% of net sales from 32% in the prior year quarter. Year to date, gross margins increased to 35% of net sales from 32% in the prior year. The increase is mainly due to better sourcing of accessories and production efficiencies resulting from the manufacturing consolidations completed by the Company in the fiscal 1999 fourth quarter.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs as a percentage of net sales improved to 18% for the third quarter of fiscal 2000 from 21% for the prior year third quarter. Year to date, selling, general and administrative costs as a percentage of net sales have dropped to 22% in fiscal 2000 from 25% in fiscal 1999. The decrease is due to increased efficiency due to the Company's restructuring accomplished in the fourth quarter of fiscal 1999.

     AMORTIZATION OF INTANGIBLES. Amortization of goodwill and intangible assets increased slightly to $530,000 in the Company's third quarter of fiscal 2000 compared to $528,000 for the comparable prior year period. Year to date, amortization remained constant at $1.6 million for both fiscal 2000 and fiscal 1999.

     FOREIGN EXCHANGE. Foreign exchange gain of $69,000 for the third quarter increased from the prior year quarter gain of $34,000. The year to date foreign exchange gain of $57,000 increased from the prior year foreign exchange loss of $1,905,000. The high foreign exchange losses in the prior year were due to the unusually high level of cash movement related to the August 1998 merger of Bell and HB Acquisition Corporation (the "Bell Merger").

     NET INVESTMENT INCOME. Net investment income decreased to $83,000 in the third quarter of fiscal 2000 compared to $126,000 in the third quarter of fiscal 1999. Year to date, net investment income decreased to $258,000 from $936,000. The decrease was due to significantly lower cash balances in the current fiscal year.

     INTEREST EXPENSE. Interest expense for the third quarter of fiscal 2000 of $4.6 million increased slightly from $4.4 million in the prior year quarter. Year to date, interest expense increased to $13.1 million from $11.2 million in the prior year. The year to date increase is due to the higher level of debt outstanding for the entire period, as the increase in debt occurred midway through the first quarter of fiscal 1999.

     INCOME TAXES. The effective tax rate was 41% for the third quarter of both fiscal 2000 and fiscal 1999. Year to date the effective tax rate was 41% for fiscal 2000 compared to 20% for fiscal 1999. The increase is attributable to the non-deductibility of certain costs associated with the Bell Merger incurred in the prior year.

LIQUIDITY AND FINANCIAL RESOURCES

     The Company has historically funded its operations, capital expenditures and working capital requirements from internal cash flow from operations and borrowings. The Company's working capital increased to $83.9 million at April 1, 2000 from $74.7 million at July 3, 1999.

     The Company's capital expenditures were $3.2 million for the first nine months of fiscal 2000, compared to $3.3 million in fiscal 1999. The Company estimates it will spend approximately $4.0 million on capital expenditures in fiscal 2000 for product tooling and to maintain and upgrade its facilities and equipment.

     In August 1998, the Company and BSI entered into a $60.0 million senior secured revolving credit facility ("Credit Agreement") expiring on August 17, 2003. The Credit Agreement provides for mandatory repayments from time to time to the extent the amount outstanding thereunder exceeds the maximum amount permitted under the borrowing base. Based on the provisions of the Credit Agreement, the BSI could borrow a maximum of $60.0 million as of April 1, 2000. As of April 1, 2000, there were borrowings outstanding of $46.0 million under the Credit Agreement.

     The Credit Agreement provides BSI with the option of borrowing based either on the U.S. prime rate plus a margin or LIBOR plus a margin. The margin for the U.S. prime rate can fluctuate between 0.0% and 1.0%, and the margin for LIBOR loans can fluctuate between 1.0% and 2.0% based on the Company's earnings and debt. At April 1, 2000, the margin for U.S. prime was 0.25% and the margin for LIBOR was 1.25%. Under the Credit Agreement, BSI is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.375% to 0.50% per annum, based on a pricing ratio. At April 1, 2000, the quarterly commitment fee was 0.50% per annum.

     The Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum cash interest coverage ratio. It also contains covenants which restrict the ability of the Company to pay dividends, incur liens, issue certain types of debt or equity, engage in mergers, acquisitions or asset sales, or to make capital expenditures. At April 1, 2000, the Company was in compliance with or had obtained waivers for all bank covenants.

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

                                BELL SPORTS CORP.
                                     PART II


ITEM 1 LEGAL PROCEEDINGS

     In February 1998, a Wilkes-Barre, Pennsylvania jury returned a verdict against the Company relating to injuries sustained in a 1993 motorcycle accident. This claim arose during a period in which the Company was self-insured. The Company filed a motion for a new trial which was denied. In February 2000, the Company lost the case on appeal. In April 2000, the Company settled the case for $8.9 million.

ITEM 2 CHANGES IN SECURITIES

     (a) On February 10, 2000 the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Class C Common Stock from 50,000 shares to 57,500.

     (b)  Not applicable.

     (c)  On  January  29,  1999,  pursuant  to  the  Company's  Investment  and
          Incentive Plan and its Class C Investment and Incentive Plan (collectively, the "Plans"), the Company issued 6,849 shares of Series A Preferred Stock, 5,686 shares of Class A Common Stock, 118,700 shares of Class B Common Stock and 43,000 shares of Class C Common Stock to various employees of the Company in exchange for approximately $88,957 in cash and $337,872 in loans. These issuances were made in compliance with Rule 506 under Regulation D of the Securities Act of 1933, as amended (the "Act").

          On February 1, 1999, the Company issued 16,921 shares of Class A Common Stock to Mary J. George, the Chief Executive Officer of the Company, upon the exercise of options previously granted to her. The exercise price of such options was approximately $7,445 and was paid in cash. This issuance was exempt from the registration requirements of Section 5 of the Act by virtue of Section 4(2) of the Act.

          On March 10, 1999, the Company issued 47,562 shares of Series A Preferred Stock and 39,194 shares of Class A Common Stock to Brentwood Associates Buyout Fund II, L.P., Charlesbank Bell Sports Holdings, Limited Partnership and Charlesbank Coinvestment Partners, LLC in exchange for the cancellation of senior discount notes with an accreted value of approximately $2,449,487. These issuances were exempt from the registration requirements of Section 5 of the Act by virtue of Section 4(2) and Section 3(a)(9) of the Act.

          On June 21, 1999, pursuant to the Plans, the Company issued 9,555 shares of Series A Preferred Stock, 7,937 shares of Class A Common Stock, 12,500 shares of Class B Common Stock and 6,000 shares of Class C Common Stock to Richard S Willis, Chief Financial Officer of the Company, in exchange for approximately $500,000 in cash. This issuance was exempt from the registration requirements of Section 5 of the Act by virtue of Section 4(2) of the Act.

          On June 23, 1999, pursuant to the Company's Class C Investment and Incentive Plan, the Company issued 1,000 shares of Class C Common Stock to Lori A. Sherwood, Secretary of the Company, in exchange for approximately $10 in cash. This issuance was exempt from the registration requirements of Section 5 of the Act by virtue of Section 4(2) of the Act.

          On November 1, 1999, pursuant to the Plans, the Company issued 291 shares of Series A Preferred Stock, 242 shares of Class A Common Stock, 19,500 shares of Class B Common Stock and 1,900 shares of Class C Common Stock to various employees of the Company in exchange for approximately $17,771 in cash and approximately $9,327 in loans. These issuances were made in compliance with Rule 506 under Regulation D of the Act.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of stockholders was held on February 10, 2000.

     The Company has three classes of Common Stock, Class A Common Stock, Class B Common Stock and Class C Common Stock. The three classes are voted together as a single class unless otherwise required by law. They were voted together as a single class on each matter presented at the meeting. Approval of the amendment to the Company's Certificate of Incorporation required approval of all stockholders entitled to vote voting as a single class as well as the approval of the holders of the Class C Common Stock voting as a separate class.

     At the meeting, the board of directors as previously reported to the Securities and Exchange Commission was re-elected in its entirety. The voting for directors was as follows:

     Director                            For        Against      Abstain
     --------                          -------      -------      -------
     Terry G. Lee                      788,081         --           --
     Mary J. George                    788,081         --           --
     William M. Barnum, Jr.            788,081         --           --
     Kim G. Davis                      788,081         --           --
     John F. Hetterick                 788,081         --           --
     Edward L. McCall                  788,081         --           --
     Tim R. Palmer                     788,081         --           --
     John M. Sullivan                  788,081         --           --

     Directors are elected by a plurality of votes cast. No other person received any votes.

     Stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Class C Common Stock from 50,000 shares to 57,500. Voting on this matter was as follows:

                                                                       Broker
                                  For        Against      Abstain     Non-vote
                                 -------     -------      -------     --------
     All Common Stock            788,081        --           --          --
     Class C Common Stock         33,000        --           --          --

     Stockholders also ratified the appointment of PricewaterhouseCoopers LLP as independent public accountants for the Company for its fiscal year ending July 2, 2000. Voting on this matter was as follows:

                                                                       Broker
                                  For        Against      Abstain     Non-vote
                                 -------     -------      -------     --------
     All Common Stock            788,081        --           --          --

ITEM 5 OTHER INFORMATION

     None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit Index      Page 17
     (b) None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2000


                                        BELL SPORTS CORP.


                                        By: /s/ Richard S Willis
                                            ------------------------------------
                                            Richard S Willis
                                            Executive Vice President, Chief
                                            Operating Officer and Chief
                                            Financial Officer

                                BELL SPORTS CORP.
                                INDEX TO EXHIBITS


Exhibit
Number     Description
------     -----------
10.1*      Promissory Note, dated April 17, 2000 between BSI and Mary J. George.

10.2* Collateral Pledge Agreement, dated April 17, 2000 between BSI and Mary J. George

27*        Financial Data Schedule

----------
* Filed herewith