Form 10-K405
period 2000-07-01
BELL SPORTS CORP
filed 2000-08-25
CIK 884063

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended July 1, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 18, 2000 was $4,253,036 (based on the declared fair market value of the stock). For the purposes of this calculation, directors, executive officers and any holder of more than 10% of any class of the Company's stock were considered affiliates of the registrant.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of each of the registrant's classes of common stock, as of August 18, 2000:

          Class                                                 Number of shares
          -----                                                 ----------------
Common Stock, $.01 par value                                        999,989

                       DOCUMENTS INCORPORATED BY REFERENCE

None
================================================================================

                                     PART I.

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

     Bell Sports Corp. was incorporated in Delaware in 1989. As used herein, unless the context otherwise clearly requires, the "Company" or "Bell" refers to Bell Sports Corp., its consolidated subsidiaries and its predecessors. The Company is the leading manufacturer and marketer of bicycle helmets worldwide and a leading supplier of a broad line of bicycle accessories in North America. The Company also supplies bicycle accessories worldwide and markets in-line skating, snowboarding, snow skiing and water sport helmets. The Company markets its helmets under the widely recognized Bell, Bell Pro and Giro brand names, and its accessories under such leading brands as Bell, Blackburn, Rhode Gear, VistaLite, and Spoke-Hedz. With a broad, well-diversified, branded product offering marketed across all price points, the Company is a leading supplier of bicycle helmets and accessories to all major distribution channels in the industry, including mass merchants and independent bicycle dealers ("IBDs"). In fiscal 2000, the Company had net sales of $244.5 million.

     The Company has developed a reputation for innovation, design, quality and safety and is recognized by bicycling enthusiasts as a market leader in helmet technology and design. To leverage its outstanding reputation and position in bicycle helmets, the Company has pursued strategic acquisitions of complementary bicycle helmet and accessory brands. During the 1990s, the Company increased net sales from $40.4 million in fiscal 1990 to $244.5 million in fiscal 2000. The Company believes the primary drivers of this growth include: (i) the development of innovative bicycle helmets and accessories; (ii) strategic acquisitions;
(iii) the successful introduction of the Bell brand, which historically had been reserved for sale to the IBD channel, into the mass merchant channel; (iv) an increase in safety awareness among consumers; and (v) the popularity of bicycling, including specialty segments such as mountain biking.

     In fiscal 2000, approximately 55% and 45% of the Company's net sales were derived from the sale of bicycle accessories and bicycle helmets, respectively, with approximately 58% attributable to sales to domestic mass merchants, 25% attributable to domestic IBDs and 17% attributable to international sales.

     Since its founding, the Company has engaged in the design, manufacture and marketing of: (i) bicycle helmets; (ii) bicycle accessories; (iii) auto racing helmets; and (iv) motorcycle helmets. Since 1989, the Company has sought to enhance its competitive position in the bicycle helmet and accessory markets through a series of strategic acquisitions including: (i) Rhode Gear USA, Inc. ("Rhode Gear") in November 1989; (ii) Blackburn Designs, Inc. ("Blackburn") in November 1992; (iii) VistaLite, Inc. ("VistaLite") in January 1994; (iv) SportRack Canada, Inc. ("SportRack") in May 1995; (v) American Recreation
Company Holdings, Inc. ("AMRE") in July 1995; and (vi) Giro Sport Design International, Inc. ("Giro") in January 1996. In 1991, the Company divested its motorcycle helmet business and entered into a long-term licensing agreement for motorcycle helmets to be marketed under the Bell brand name. The Company divested Service Cycle/Mongoose in April 1997 and SportRack in July 1997. In 1999, the Company sold its auto racing helmet business and entered into a long-term royalty-free licensing agreement for auto racing helmets and automotive accessories to be marketed under the Bell brand name.

     Also in 1999, the Company restructured its worldwide operations by consolidating its manufacturing and product design and testing facilities. Under the plan, the Company closed its manufacturing facilities in Santa Cruz, California, Canada, and Ireland and sold its manufacturing facility in France, thereby consolidating all manufacturing activities in its Rantoul, Illinois facility. All product design and testing were consolidated into its Santa Cruz, California facility.

     In April 1992, the Company completed an initial public offering of its common stock, par value $.01 ("Common Stock"). In December 1992, the Company completed a second public offering of its Common Stock and in November 1993 completed a public offering of its 4 1/4% Convertible Subordinated Debentures due 2000 (the "Debentures").

     In August 1998, the Company consummated an Agreement and Plan of Recapitalization and Merger with HB Acquisition Corporation, a Delaware corporation ("HB Acquisition"), which provided for the merger of HB Acquisition with and into Bell, with Bell continuing as the surviving corporation (the "1998 Recapitalization"). Additionally, the Company completed a tender offer (the "Tender Offer") to repurchase $62.5 million aggregate principal amount of its Debentures. The Company's wholly-owned subsidiary, Bell Sports, Inc. ("BSI"), consummated the private placement of $110.0 million of its 11% Series A Senior Subordinated Notes due August 15, 2008 (the "Series A Notes") and the Company completed the private placement of $15.0 million of its 14% Senior Discount
Notes due August 14, 2009 (the "Discount Notes"). The Series A Notes were subsequently exchanged in a transaction that was registered under the Securities Act of 1933 for 11% Series B Senior Subordinated Notes due August 15, 2008 issued by BSI (the "Series B Notes"), which retain all of the attributes of the Series A Notes, but which are publicly registered. BSI's obligations under the Series B Notes are guaranteed on a senior subordinated basis by the Company.

     On June 13, 2000, the Company entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") with Bell Sports Holdings, L.L.C., a Delaware limited liability company ("Bell Sports Holdings"), and Andsonica Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Bell Sports Holdings ("Andsonica Acquisition"). The Merger Agreement was amended on August 3, 2000. The Merger Agreement provided, subject to the conditions contained therein, for the merger (the "2000 Merger") of Andsonica Acquisition with and into the Company, with the Company continuing as the surviving corporation. Bell Sports Holdings and Andsonica Acquisition are both newly formed entities created by Chartwell Investments II LLC ("Chartwell") for the purpose of entering into the Merger Agreement and engaging in the transactions contemplated thereby. The Merger Agreement was approved by the Board of Directors of the Company prior to its execution and was approved by the stockholders of the Company by written consent on June 13, 2000.

     On August 11, 2000, pursuant to a Certificate of Merger filed with the Secretary of State of the State of Delaware, Andsonica Acquisition merged with and into Bell. In the 2000 Merger, (i) all of the issued and outstanding common shares of Andsonica Acquisition were converted into 943,925 shares of Bell Common Stock, (ii) each share of Bell's Class A Common Stock and Class B Common Stock issued and outstanding immediately prior to the 2000 Merger was converted into the right to receive (i) cash, (ii) cash and 18% Senior Non-Negotiable Merger Notes of the Company due 2000 ("Merger Notes"), or (iii) common stock of the Company following the 2000 Merger. Each share of Bell's Series A Preferred Stock was converted into the right to receive $50.99, in cash, plus accrued but unpaid dividends. All of Bell's Class C Common Stock was cancelled without consideration. Immediately following the 2000 Merger, Bell Sports Holdings owned approximately 94.4% of the equity of the Company.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates primarily in one line of business--the designing, manufacturing, marketing and distributing of bicycle accessories and bicycle helmets. The Company also manufactures and markets in-line skating, snowboarding, snow skiing and water sport helmets. The Company's line of business is divided into three reportable segments: products sold to domestic mass merchants, products sold to domestic independent bicycle dealers, and products sold in international operations. The international operations meet the aggregation criteria specified under SFAS 131. The financial information required with respect to industry segments of the Company appears in Note 13 to the Consolidated Financial Statements of the Company appearing on page 33 of this Annual Report on Form 10-K.

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

     THE MASS MERCHANT CHANNEL. The Company markets a wide range of bicycle accessories and bicycle helmets through the mass merchant channel, including retailers such as Wal-Mart, K-Mart, Costco, Sears and Toys R Us. Bicycle helmets are marketed through the mass merchant channel under the Bell, Barbie(R), Fisher Price(R) and Mongoose(R) brand names. Bicycle accessories are marketed through the mass merchant channel under the Bell, Cycletech, Spoke-Hedz, Barbie(R), Fisher Price(R), Mongoose(R) and Kryptonite(R) brand names.

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

     The following is a discussion of each of the Company's international operating divisions:

     BELL SPORTS CANADA. The Bell Sports division in Canada ("Bell Sports Canada"), with distribution offices in Calgary, Alberta and Champaign, Illinois, and sales and marketing offices in San Jose, California, markets its products to the Canadian IBD and mass merchant channels. Bell Sports Canada markets its products primarily under the same brand names as those in the United States in addition to distributing non-proprietary accessories in the IBD channel through such companies as RockShox and Race Face.

     BELL SPORTS EUROPE. Bell Sports Europe, located in Limerick, Ireland, markets and distributes bicycle helmets and bicycle accessories to the IBD and mass merchant channels throughout Europe. Bicycle helmets are marketed under the

Bell, Bell Pro and Bike Star(TM) brand names and certain private label arrangements, and accessories are marketed under the Bell, Rhode Gear, Blackburn and VistaLite brand names.

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

     (iii) Sources and availability of raw materials

     No single raw material accounts for a significant portion of the cost of the Company's products. Helmet liners, made from plastic expandable polystyrene foam, are used in the production of helmets. The Company has entered into a foam molding agreement with Pactuco, Inc. ("Pactuco"), pursuant to which Pactuco has agreed to provide the Company with foam helmet liners and certain related components. Metal tubing, readily available from many sources, is used extensively in the manufacturing of bicycle carriers (shuttles) for automobiles. The Company does not have any long-term supply contracts for the purchase of raw materials. Some components and many finished good items, including bicycle accessories, are manufactured for the Company by outside suppliers, including suppliers in North America, Western Europe, Taiwan and China. Although the Company believes there are sufficient alternative sources of the raw materials it utilizes in the manufacture of its products, there can be no assurance that the Company would find such alternative suppliers on a timely basis and on terms favorable to the Company.

     (iv) Patents, trademarks and licenses

     In the course of its business, the Company employs various trademarks, trade names and service marks, including its logos, in the packaging and advertising of its products. The Company believes the strength of its service marks, trademarks and trade names are of considerable value and importance to its business and intends to continue to protect and promote its marks as appropriate. The loss of any significant mark could have a material adverse effect on the Company. The Company also licenses the Bell trademark for use on certain auto racing, motorcycle, snowmobile and police helmets manufactured by third parties.

     The Company is the owner of numerous federal trademark registrations and applications filed with the United States Patent and Trademark Office. These registrations constitute evidence of the validity of these marks and the Company's exclusive right to use the marks on its products. The Company may also be entitled to protection under the federal Trademark Act for the Company's unregistered marks. Additionally, the Company owns numerous foreign trademark registrations. The Company owns 68 United States patents and 11 foreign patents. As of July 1, 2000, the Company had 6 United States patents and 5 foreign patents pending issuance. None of the Company's patents are believed to be material to the Company's financial condition or results of operations.

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

     (v) Extent to which the business is seasonal

     Bicycling is primarily a warm weather sport. Sales of the Company's products reflect, in part, a seasonality of market demand. In fiscal 2000 and 1999, approximately 60% and 59%, respectively, of the Company's net sales occurred during the six months ended July 1, 2000 and July 3, 1999, respectively. The first quarter of the fiscal year is generally the Company's slowest quarter. In addition, quarterly results may vary from year to year due to the timing of new product introductions, major customer shipments, inventory holdings of significant customers, adverse weather conditions and the sales mix of products sold. Accordingly, comparisons of quarterly information of the Company's results of operations may not be indicative of the Company's ongoing performance.

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

     (vii) Dependence on single customer

     In fiscal 2000, 1999 and 1998, approximately 32%, 28% and 21%, respectively, of the Company's net sales were to a single customer, Wal-Mart. In addition, at the end of fiscal 2000 and 1999, 28% and 30% of the Company's gross accounts receivable were attributed to Wal-Mart. In fiscal 2000, the largest five customers of the Company were Wal-Mart, Toys R Us, Costco, The Sports Authority, and Sears and accounted for 44% of its net sales, and the largest ten customers accounted for 51% of its net sales. The Company has no written agreement or other understanding with Wal-Mart or any of its other customers that relates to future purchases by such customers, and thus such purchases could be discontinued at any time. A termination of or other adverse change in the Company's relationship with, an adverse change in the financial condition of, or a significant reduction in sales to, Wal-Mart or other large customers of the Company, could have a material adverse effect on the Company. The write-off of any significant receivable due from these customers could also adversely impact the Company.

     (viii) Backlog orders

     Historically, there is a backlog of specialty retail orders from October to December as a result of preseason orders placed after the fall trade shows. The backlog of orders decreases over the winter months and is usually insignificant by the end of the Company's third fiscal quarter. The mass merchant trade channel does not operate with a large backlog. At the end of each of fiscal years 2000, 1999 and 1998, the backlog was not significant.

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

     (xi) Research and development expenditures

     The Company has an ongoing research and development program directed at enhancing and expanding its existing products and developing new products. The Company's bicycle helmet research and development staff primarily focuses on developing technical product features which can improve helmet aerodynamics, weight, comfort, durability, safety, fit, aesthetics and style in an effort to broaden a helmet's consumer appeal. A separate staff focuses on developing innovative and better performing bicycle accessories. Research and development expenditures in fiscal 2000, 1999 and 1998 were approximately $4.4 million, $3.6 million and $3.6 million, respectively.

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

     (xiii) Number of employees

     The Company employed approximately 1,677 persons at July 1, 2000. The Company is a party to collective bargaining agreements at one facility, covering approximately 39 employees. The Company's collective bargaining agreement with the Retail, Wholesale and Department Store Union covers employees at the Company's York, Pennsylvania facility and expires in December 2000.

(d)  FINANCIAL  INFORMATION  ABOUT  FOREIGN AND DOMESTIC  OPERATIONS  AND EXPORT
     SALES

     The financial information required with respect to foreign and domestic operations and export sales of the Company appears in Note 13 to the Consolidated Financial Statements of the Company appearing on page 33 of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

     The following table sets forth a brief description of the properties of the Company and its subsidiaries:

          LOCATION                          GENERAL DESCRIPTION
          --------                          -------------------
     San Jose, CA             Corporate headquarters and sales, marketing,
                              administration, research and development facility of approximately 63,600 square feet

     Rantoul, IL              Administration, manufacturing, and distribution
                              facility of approximately 284,696 square feet on 34 acres

     Champaign, IL            Distribution facility of approximately 130,844
                              square feet

     Santa Cruz, CA           Giro sales, marketing, administration, and
                              research and development facility of approximately
                              50,500 square feet

     Bentonville, AR          Sales offices of approximately 1,425 square feet

     Scottsdale, AZ           Administration offices of approximately 1,600
                              square feet

     York, PA Distribution center with approximately 300,000 square feet

     Limerick, Ireland        Sales and administrative facility of approximately
                              18,000 square feet

     Calgary, Alberta         Distribution facilities of approximately 38,900
                              square feet

     All locations are leased except for the York, Pennsylvania facility.

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

     The Company's current product liability insurance for bicycling products covers claims based on occurrences within the policy period up to a maximum of $60.0 million in the aggregate in excess of the Company's self-insured retention of $1.0 million per occurrence for bicycle helmets and in excess of the Company's self-insured retention of $250,000 for other bicycle-related products.

     Insurance coverage for products manufactured by Giro, prior to its acquisition by the Company in January 1996, includes self-insured retentions of $0.5 million per occurrence and $1.5 million in the aggregate for all product claims, with $60.0 million coverage in excess of the self-insured retention levels. The Company maintains an active role in the management of all Giro related litigation. Giro claims served after December 31, 1996 are insured under the same coverage provided to the Company.

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

     During each of the last five fiscal years the Company has been served with complaints in the following number of cases: 12 cases in fiscal 1996, 15 cases in fiscal 1997, 14 cases in fiscal 1998, 14 cases in fiscal 1999 and 11 cases in fiscal 2000. Of the 11 cases served in fiscal 2000, which includes Giro and AMRE lawsuits, 2 involve bicycles, 1 involves bicycle accessories, 5 involve bicycle helmets, and 3 involve motorcycle helmets. Of these same 11 cases, 2 cases involve a claim relating to death, 2 involve claims relating to serious, permanently disabling injuries, and 7 involve less serious injuries such as fractures or lacerations. Typical product liability claims include allegations of failure to warn, breach of express and implied warranties, design defects and defects in the manufacturing process.

     As of July 1, 2000, there were 29 lawsuits pending relating to injuries allegedly suffered from products made or sold by the Company. Of the 29 lawsuits, 8 involve motorcycle helmets, 12 involve bicycle helmets, 1 involves an auto racing helmet, 6 involve bicycles and 2 involve bicycle accessories.

     Three of the 29 lawsuits pending against the Company as of July 1, 2000 are scheduled for trial prior to December 31, 2000. Of the 3 lawsuits scheduled for trial prior to December 31, 2000, 1 involves a bicycle helmet claim. The bicycle helmet claims include allegations of failure to warn and design defects.

     In February 1996, a Toronto, Canada jury returned a verdict against the Company based on injuries arising out of a 1986 motorcycle accident. The jury found that the Company was 25% responsible for the injuries with the remaining 75% of the fault assigned to the plaintiff and the other defendant. In November 1999, the Company paid the judgment of $3.6 million.

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

     Based on management's extensive consultation with legal counsel prosecuting the appeal, the Company has established product liability reserves totaling $2.1 million, of which $1.1 million is classified as current. These reserves are intended to cover the estimated costs for the defense, payment or settlement of this and other known claims. The Company believes it will have adequate cash balances and sources of capital available to satisfy such pending judgments. However, there can be no assurance that the Company will be successful in appealing or pursuing settlements of these judgments or that the ultimate outcome of the judgments will not have a material adverse effect on the liquidity or financial condition of the Company.

     Other than the litigation described above, the Company is not party to any material litigation that, if adversely determined, would have a material effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     On June 13, 2000, stockholders with shares having 844,150 votes (93.4% of the shares entitled to vote) adopted the Merger Agreement by written consent. On August 3, 2000, stockholders with shares having 844,150 votes (93.4% of the shares entitled to vote) adopted the Merger Agreement, as amended, by written consent.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Currently, there is no established trading market for the Company's common stock. As of August 18, 2000 there were 21 holders of record of the Company's Common Stock.

     The Company currently intends to retain future earnings for use in its business, and therefore, does not anticipate paying any dividends in the foreseeable future.

     During the period covered by this report, the Company sold an aggregate of 315 shares of Class A Common Stock, 23,500 shares of Class B Common Stock and 7,900 shares of Class C Common Stock to certain of its employees pursuant to the terms of the Company's Investment and Incentive Plan and Class C Investment and Incentive Plan in transactions exempt from registration under the Securities Act pursuant to Rule 506 under the Securities Act. The aggregate price for these shares was $14,844. As discussed above, all of the shares of the Company's Class A Common Stock and Class B Common Stock were converted, at the effective time of the 2000 Merger, into the right to receive (i) cash, (ii) cash and indebtedness or (iii) Common Stock of the Company as the surviving corporation in the 2000 Merger. All of Bell's Class C Common Stock was cancelled without consideration.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below has been derived from the audited consolidated financial statements of the Company. The following selected financial data should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report.

                                                           (IN THOUSANDS)
                                                         FISCAL YEARS ENDED
                                     -----------------------------------------------------------
                                      JULY 1,     JULY 3,      JUNE 27,    JUNE 28,     JUNE 29,
                                      2000 (1)    1999 (2)     1998 (3)    1997 (4)     1996 (5)
                                     ---------   ---------    ---------   ---------    ---------
SUMMARY OF OPERATIONS DATA:
  Net sales                          $ 244,457   $ 210,909    $ 207,236   $ 259,534    $ 262,340
  Net income (loss)                      9,236     (26,237)       8,578     (18,188)     (12,375)

BALANCE SHEET DATA:
  Working capital                    $  59,051   $  74,729    $ 130,437   $ 130,677    $ 149,474
  Total assets                         236,292     218,934      247,067     268,754      298,635
  Total debt, less current portion     126,510     148,270       87,705     107,688      124,500
  Total stockholders' equity            16,244       6,465      128,259     118,965      136,041

----------
(1) Results for fiscal 2000 include one-time restructuring charges of $370,000 and asset write-offs of $80,000.
(2) Results for fiscal 1999 include one-time charges of $13.1 million for the 1998 Recapitalization, $9.0 million for restructuring, $5.3 million for asset write-offs, and $14.8 million for product liability and other one-time charges.
(3) Results for fiscal 1998 include one-time restructuring charges of $1.2 million and a net loss on disposal of product lines and sale of assets of $700,000.
(4) Results for fiscal 1997 include a pre-tax loss on disposal of product line of $25.4 million related to the sale of the Service Cycle/Mongoose business and $4.1 million related to one-time restructuring charges.
(5) Results for fiscal 1996 include an inventory write-up of $14.1 million related to the AMRE Merger (as defined) and the acquisitions of SportRack and Giro, which was fully charged against cost of sales and $5.9 million related to one-time restructuring charges.

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

OVERVIEW

     Bell Sports is the leading manufacturer and marketer of bicycle helmets worldwide and a leading supplier of a broad line of bicycle accessories in North America. The Company is also a supplier of bicycle accessories worldwide. Over its history, the Company has developed a reputation for innovation, design, quality and safety. Since its founding, the Company has engaged in the manufacture and sale of bicycle helmets, bicycle accessories, auto racing helmets and motorcycle helmets. In 1991, the Company elected to refocus its operations on the growing bicycle helmet and accessory business by divesting its motorcycle helmet business. Under the terms of the agreement providing for the sale of the motorcycle helmet business, the Company entered into a long-term licensing agreement under which the Company agreed to license the Bell brand name to the purchaser for use on motorcycle helmets. To further focus on bicycle helmets and accessories, the Company sold its auto racing helmet business in 1999 and entered into a long-term royalty-free licensing agreement for auto racing helmets and automotive accessories to be marketed under the Bell brand name.

     Throughout the 1980s and 1990s, the Company strengthened its position in the bicycle helmet and accessory markets through a series of strategic acquisitions, including: (i) Rhode Gear, a designer and marketer of certain premium bicycle accessories, in November 1989; (ii) Blackburn, a designer and marketer of certain premium bicycle accessories, in November 1992; (iii) VistaLite, a designer and manufacturer of premium LED safety lights and headlights for bicycles, in January 1994; (iv) SportRack, a designer, manufacturer and marketer of automobile roof rack systems, in May 1995; (v) American Recreation Company Holdings, Inc. ("AMRE"), a leading designer, marketer and distributor of bicycle helmets and accessories and marketer of a line of bicycles under the Mongoose brand, in July 1995; and (vi) Giro, a leading designer, manufacturer and marketer of premium bicycle helmets, in January 1996. Through the acquisitions of Rhode Gear, Blackburn, VistaLite and AMRE, the Company became one of the leading marketers and distributors of bicycle accessories in North America. In addition, the acquisition of Giro enhanced the Company's market position in the premium bicycle helmet market segment. Each of the acquisitions described above were accounted for under the purchase method of accounting, and accordingly, the Company's results of operations include the operations of the acquired businesses since their respective dates of acquisition. The Company has also expanded its international presence throughout the 1990s, selling in Canada, Europe, Australia, the Pacific Rim and Latin America.

     The domestic bicycle helmet market experienced significant growth in unit sales during the early 1990s principally due to (i) increased safety awareness among consumers and the adoption of mandatory bicycle helmet legislation by several large states, including California and New York, and (ii) the popularity of bicycling, including speciality segments such as mountain biking. The convergence of these trends led to a significant increase in shelf space, particularly in the mass merchant channel, dedicated to bicycle helmets. As a result, several small helmet manufacturers entered the domestic bicycle helmet market in the early 1990s. In 1995 and 1996, as the increase in demand aided by new mandatory bicycle helmet legislation subsided, mass merchants reduced shelf space dedicated to the segment, driving down price points industry-wide. As a result, the Company reduced prices in an effort to maintain market share. This price pressure significantly reduced the Company's margins and profitability during this period. The Company believes that domestic bicycle helmet demand has stabilized.

     In fiscal 1996 and 1997, the Company refocused on the profitability of its core businesses through the divestiture of non-strategic and low margin businesses, elimination of duplicative overhead and reduction of distribution and manufacturing costs. As a result, management initiated the following changes: (i) the April 1997 divestiture of Service Cycle/Mongoose, a designer, marketer and distributor of bicycles and certain non-proprietary bicycle parts and accessories; (ii) the divestiture of SportRack in July 1997; (iii) the consolidation of its corporate headquarters into its San Jose, California facility; (iv) the closure of the Memphis, Tennessee distribution facility by consolidating operations into the Company's other existing distribution facilities; and (v) the installation of a new computer system in the warehouses and mass merchant operations to improve operational efficiency and customer service. In fiscal 1999 and 2000, the Company implemented a restructuring plan to consolidate manufacturing operations and improve overall Company efficiency. As a part of this plan, the Company: (i) consolidated the Giro and Canada assembly and distribution facilities into the existing Rantoul, Illinois facility; (ii) sold its auto racing helmet business; (iii) closed its Australia sales and marketing operations together with its decision to service the Australia market with a local distributor; (iv) consolidated the Ireland manufacturing facility into the existing France facility; and (v) sold the France manufacturing facility. Unless otherwise noted, the Company's results of operations include the operations of the divested businesses until the date of sale.

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

     As of July 1, 2000, the Company had domestic net operating losses of approximately $35.4 million, which will be carried forward and begin to expire in 2008. As a result of the 1998 Recapitalization, there will be an annual limitation of the loss carryforward which may delay or limit the eventual utilization of the carryforwards. The consolidated return rules limit utilization of acquired net operating loss and other carryforwards to income of the acquired companies in years in which the consolidated group has taxable income.

RESTRUCTURING CHARGES, ASSET WRITE-OFFS AND OTHER COSTS

     RESTRUCTURING CHARGES AND ASSET WRITE-OFFS - 2000

     In June 2000, the Company announced and began implementing a plan to consolidate its European operations into its Limerick, Ireland facility. In the fourth quarter of fiscal 2000, the Company recorded $370,000 in restructuring costs and $80,000 in asset write-offs associated with this consolidation. The costs are based on estimates of employee severance costs, legal fees and various other charges. The restructuring costs include $243,000 of severance related costs for 9 employees from all areas of responsibility, all of whom had been notified of their pending termination prior to July 1, 2000. No costs related to the consolidation had been paid as of July 1, 2000.

     In fiscal 2000, the Company made certain charges and credits to restructuring reserves recorded in fiscal 1999 as actual results differed from expected, the largest of which related to the Company's unexpected ability to sublease a facility. The following table sets forth the details of activity during fiscal 2000 for restructuring charges, asset write-offs and other costs and related accrued expenses (in thousands):

                                                                      ADJUSTMENTS:
                                      JULY 3,     CASH     NON-CASH     CHARGES     JULY 1,
                                       1999     PAYMENTS   CHARGES     (CREDITS)     2000
                                      -------   -------    -------      -------     -------
RESTRUCTURING ACCRUALS:
  European restructuring              $    --   $    --    $    --      $   450     $   450
  Manufacturing consolidation           9,102    (5,481)    (1,633)      (1,103)        885
  Overhead reductions                   2,224      (261)    (1,795)         (39)        129
  Sale of auto racing and Australia       788      (213)      (220)         213         568
  Restructuring accruals from prior
    years                                 493      (315)        --           --         178
                                      -------   -------    -------      -------     -------
          TOTAL                       $12,607   $(6,270)   $(3,648)     $  (479)    $ 2,210
                                      =======   =======    =======      =======     =======

     The remaining restructuring accruals at July 1, 2000 related to the fiscal 1999 restructuring plan consist of $885,000 in lease obligations, $129,000 in severance payments, and $568,000 in asset write-offs from the closure of the Australian offices. There are no remaining employees to be terminated relative to the 1999 restructuring plan.

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

     CONSOLIDATION OF MANUFACTURING FACILITIES. At the beginning of fiscal 1999, the Company owned and operated five manufacturing facilities around the world. In an effort to reduce duplicative expenses and increase efficiency, the Company closed its Santa Cruz, California, Canada and Ireland manufacturing facilities, and sold its manufacturing facility in France, leaving the Company with one manufacturing facility in Rantoul, Illinois.

     In the fourth quarter of fiscal 1999, the Company recorded $6,634,000 in restructuring costs, $4,784,000 in asset write-offs, and $1,026,000 in other costs associated with the consolidation of the manufacturing facilities. The restructuring costs are based on estimates of employee severance costs, lease obligations and legal fees. The restructuring costs include $1,968,000 of severance related costs for 206 employees from all areas of responsibility. Of these 206 employees, 173 had been terminated and paid a total of $460,000 as of July 3, 1999. The remaining 33 employees had been notified of their pending termination prior to fiscal year end. The asset write-offs include $3,121,000 of property, plant, and equipment and $1,663,000 of inventory. The assets were written down to net realizable value, based on an estimate of what an independent third party would pay for the assets. Other costs include one-time charges such as the repayment of a grant to the Irish government, transferring of inventory to Rantoul and other miscellaneous expenses.

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

     SALE OF AUTO RACING AND CLOSURE OF AUSTRALIA. In order to remain focused on the Company's core business of bicycle helmets and accessories, the Company sold its auto racing helmet business, in exchange for an equity position in the purchaser. In addition, the Company has announced the closure of its Australian sales and marketing office. The Company will continue to service the Australian market through a local distributor. In the fourth quarter of fiscal 1999, the Company recorded $331,000 in restructuring costs, $413,000 in asset write-offs, and $325,000 in other costs associated with these moves. The restructuring costs are based on estimates of employee severance costs, lease obligations and legal fees. The restructuring costs include $141,000 of severance related costs for 26 employees from all areas of responsibility, all of whom were notified of their pending termination prior to fiscal year end. No severance-related costs had been paid as of July 3, 1999. The asset write-offs include $170,000 of property, plant, and equipment and $243,000 of inventory and other assets. The assets were written down to net realizable value, based on an estimate of what an independent third party would pay for the assets. Other costs include miscellaneous, one-time expenses related to the sale of the auto racing helmet business.

     The following table summarizes the classification in the Consolidated Statement of Operations of the charges relating to the restructuring program and other actions (in thousands):


     RESTRUCTURING CHARGES:
        Manufacturing consolidation                                 $ 6,634
        Overhead reduction                                            2,005
        Sale of auto racing and Australia                               331
                                                                    -------
             TOTAL RESTRUCTURING                                      8,970
                                                                    -------
     ASSET WRITE-OFFS:
        Manufacturing consolidation                                   4,784
        Overhead reduction                                               69
        Sale of auto racing and Australia                               413
                                                                    -------
             TOTAL ASSET WRITE-OFFS                                   5,266
                                                                    -------

     OTHER COSTS:
        Manufacturing consolidation                                   1,026
        Overhead reduction                                              941
        Sale of auto racing                                             325
                                                                    -------
             TOTAL OTHER COSTS                                        2,292
                                                                    -------

             TOTAL CHARGES                                          $16,528
                                                                    =======

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
                                                =======      =======     =======    =======    =======

COMPARISON OF THE FISCAL YEAR ENDED JULY 1, 2000 WITH THE FISCAL YEAR ENDED JULY 3, 1999

     NET SALES. Net sales for fiscal 2000 increased 16% to $244.5 million in fiscal 2000 from $210.9 million in fiscal 1999. The increase was due to a strong increase in domestic mass merchant sales in addition to increases in IBD and Canada sales.

     For fiscal 2000, bicycle accessories and bicycle helmets represented approximately 55% and 45%, respectively, of the Company's net sales. For fiscal 1999, bicycle accessories, bicycle helmets and auto racing helmets represented approximately 54%, 44% and 2%, respectively, of the Company's net sales.

     GROSS MARGIN. Gross margin increased to 35% of net sales in fiscal 2000 from 33% of net sales in fiscal 1999. The increase is due primarily to improved sourcing of accessories and production efficiencies resulting from the manufacturing consolidations completed by the Company in the fiscal 1999 fourth quarter.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs have dropped to 21% of net sales in fiscal 2000 compared to 23% in fiscal 1999. The improvement is due primarily to increased efficiency resulting from the Company's restructuring accomplished in the fourth quarter of fiscal 1999.

     AMORTIZATION OF INTANGIBLES. Amortization of goodwill and intangible assets increased slightly to $2.2 million in fiscal 2000 from $2.1 million in fiscal 1999.

     TRANSACTION  COSTS.  During  fiscal  1999,  in  association  with  the 1998
Recapitalization, the Company recorded one-time transaction costs of $13.1 million.

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

     However, in fiscal 1999, after extensive consultations with legal counsel prosecuting the appeals, the Company determined that it was necessary to accrue for those cases in which a judgment has been entered against the Company, although the Company will continue to vigorously defend these claims. Accordingly, during fiscal 1999, the Company recorded $12.5 million in product liability costs as a reserve against outstanding judgments against the Company. In fiscal 2000, the Company recorded an additional $929,000 to cover the cost of judgments paid.

     NET INVESTMENT INCOME AND INTEREST EXPENSE. Net investment income decreased to $418,000 in fiscal 2000 from $1.1 million in fiscal 1999. The decrease was due to the Company having lower cash balances to invest. Interest expense increased $2.2 million from $15.8 million in fiscal 1999 to $18.0 million in fiscal 2000. The increase is due to a full year of interest associated with the increased debt issued in connection with the 1998 Recapitalization.

     OTHER EXPENSE. On July 3, 1999 the Company sold its auto racing helmet business, in exchange for an equity position in the purchaser. This investment is accounted for using the equity method. In fiscal 2000, the Company recorded a $190,000 loss in association with that investment.

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

     INCOME TAXES. An income tax expense of $6.5 million or 41% of the pre-tax income was reported for fiscal 2000, compared to an income tax benefit of $7.6 million or 23% of the pre-tax loss, reported for fiscal 1999. The variance in rates between the two years is due to the non-deductibility of certain one-time charges taken in fiscal 1999.

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

     TRANSACTION  COSTS.  During  fiscal  1999,  in  association  with  the 1998
Recapitalization, the Company recorded one-time transaction costs of $13.1 million.

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

     NET INVESTMENT INCOME AND INTEREST EXPENSE. Net investment income decreased to $1.1 million in fiscal 1999 from $1.7 million in fiscal 1998. The decrease was due to the repurchase of shares under the 1998 Recapitalization which resulted in lower cash balances to invest. Interest expense increased $11.1 million from $4.7 million in fiscal 1998 to $15.8 million in fiscal 1999. The increase is due to the increased debt issued in connection with the 1998 Recapitalization.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its operations, capital expenditures and working capital requirements from internal cash flow from operations and borrowings. The Company's working capital decreased to $59.1 million at July 1, 2000 from $74.7 million at July 3, 1999, due mainly to the fact that the $23.7 million in convertible subordinated debentures are now classified as current as they are due in November 2000. Cash used in operating activities for fiscal 2000 was $21.9 million compared with $4.3 million in fiscal 1999. The significant increase is due to significantly higher levels of accounts receivable and inventory, partially offset by a significant increase in net income.

     The Company's capital expenditures were $4.2 million, $4.1 million and $5.5 million in fiscal 2000, 1999 and 1998, respectively. These amounts primarily reflect cash outlays for maintaining and upgrading the Company's manufacturing facilities and equipment including new product tooling and computer systems. Management estimates that the Company will continue to spend approximately $4.0 million to $5.0 million annually for product tooling and to maintain and upgrade its facilities and equipment.

     In August 1998, the Company and its wholly-owned subsidiary, BSI, entered into a $60.0 million senior secured revolving credit facility ("Credit Agreement"). The Credit Agreement was guaranteed by the Company and by certain of its subsidiaries. BSI's obligations under the Credit Agreement were secured by (a) substantially all of the tangible and intangible assets of BSI and each subsidiary guarantor, (b) the capital stock of BSI and each subsidiary guarantor and (c) 65% of the capital stock of certain foreign subsidiaries of the Company. As of July 1, 2000, outstanding borrowings under the Credit Agreement totaled $34.0 million. Based on the provisions of the Credit Agreement, the Company could have borrowed a maximum of $60.0 million as of July 1, 2000. The Credit Agreement was terminated on August 11, 2000, in connection with the consummation of the 2000 Merger.

     On August 11, 2000, the Company and BSI entered into a new credit agreement (the "New Credit Agreement") to finance a portion of the costs and expenses related to the 2000 Merger and to support operating capital requirements. The New Credit Agreement provides up to $75.0 million of revolving bank financing (the "Revolving Credit Facility") which will be available on a revolving basis to BSI, subject to certain borrowing base requirements. In addition, the New Credit Agreement provides up to $110.0 million of term loans ("Term Loans") which will be available to refinance existing indebtedness of the Company and BSI. BSI's obligations under the New Credit Agreement are guaranteed by the Company and by all of BSI's domestic subsidiaries (collectively, the "Subsidiary Guarantors" and together with the Company, the "Guarantors"). BSI's obligations under the New Credit Agreement are secured by (a) substantially all of the tangible and intangible assets of BSI and each Guarantor, (b) the capital stock of BSI and each Subsidiary Guarantor and (c) 65% of the capital stock of the Company's Canadian subsidiary.

     On August 11, 2000, the Company and BSI also entered into an Investment Agreement providing for the sale of up to $50.0 million of Senior Subordinated Notes of BSI ("New Subordinated Notes"), which New Subordinated Notes will be accompanied by common stock purchase warrants (the "Warrants") representing up to 5.5% of the fully-diluted equity of the Company. Finally, the Company issued $5.5 million of Merger Notes on August 11, 2000 as part of the merger consideration due under the terms of the Merger Agreement.

     BSI borrowed approximately $45.0 million under the Revolving Credit Facility on August 11, 2000 in order to repay all outstanding balances under the Credit Agreement and to fund payments upon consummation of the 2000 Merger.

     Consummation of the 2000 Merger constituted a change of control under the Indenture (the "11% Note Indenture") governing the Series B Notes. As a result, BSI expects to make a change of control offer to repurchase all $110 million principal amount outstanding of Series B Notes (the "Change of Control Offer"). BSI will pay for Series B Notes which are tendered in the Change of Control Offer and will pay monies to permit the Company to repurchase all $23.75 million principal outstanding of the Company's 4 1/4% Debentures due November 15, 2000 with borrowings under the Term Loans, and if necessary, with proceeds from the sale of New Subordinated Notes. Additionally, in connection with the Change of Control Offer, BSI anticipates soliciting consents to amend the 11% Note Indenture (the "Indenture Amendment"). If such Indenture Amendment is executed, BSI will borrow under the Term Loans and issue additional New Subordinated Notes, if necessary, to pay monies to the Company to retire $5.5 million of Merger Notes issued at the closing of the 2000 Merger plus accrued interest thereon and approximately $16.9 million of the Company's 14% Senior Discount Notes. Subject to compliance with covenants and borrowing base requirements in the New Credit Agreement, BSI had, as of August 11, 2000, $25.6 million available for borrowing under the Revolving Credit Facility portion of its New Credit Agreement.

     Management believes that cash flow from operations and borrowing availability under the Revolving Credit Facility of its New Credit Agreement will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. The Company's ability to fund its operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control. In addition, a termination of, or other adverse change in the Company's relationship with, an adverse change in the financial condition of, or a significant reduction in sales to Wal-Mart, which represented approximately 32% of the Company's net sales in fiscal 2000, could have a material adverse effect on the Company's liquidity and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of July 1, 2000, the Company maintained a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate 10 percent increase in interest rates would not have a material effect on the Company's financial condition.

     The Company's outstanding long-term debt at July 1, 2000 bears interest at fixed rates; therefore, the Company's results of operations would only be affected by interest rate changes to the extent that variable rate short-term notes payable are outstanding. Due to the short-term nature and insignificant amount of the Company's notes payable, an immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

     In the past, the Company has periodically entered into forward foreign exchange contracts in managing its foreign currency risk. The Company has no significant outstanding foreign exchange contracts at July 1, 2000, and had no significant foreign exchange contract activity during fiscal 2000.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Bell Sports Corp.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Bell Sports Corp. and its subsidiaries at July 1, 2000 and July 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP

San Francisco, California
July 27, 2000, except for Note 15, as to which the date is August 11, 2000

                       BELL SPORTS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          JULY 1,      JULY 3,
                                                           2000         1999
                                                         ---------    ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $   5,604    $   8,875
  Accounts receivable                                       83,222       58,634
  Inventories                                               50,191       43,664
  Deferred taxes                                             5,476       11,366
  Other current assets                                       6,946        6,134
                                                         ---------    ---------
           TOTAL CURRENT ASSETS                            151,439      128,673

Property, plant and equipment                               13,366       16,162
Long-term deferred taxes                                    12,500       12,500
Goodwill                                                    50,953       52,429
Intangibles and other assets                                 8,034        9,170
                                                         ---------    ---------
           TOTAL ASSETS                                  $ 236,292    $ 218,934
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                       $  13,100    $   9,249
  Accrued compensation and employee benefits                 5,403        2,580
  Accrued expenses                                          15,679       31,682
  Notes payable and current maturities of
    long-term debt and capital lease obligations            58,285       10,433
                                                         ---------    ---------
           TOTAL CURRENT LIABILITIES                        92,467       53,944

Long-term debt, less current maturities                    126,510      148,270
Capital lease obligations, less current maturities,
  and other liabilities                                      1,071       10,255
                                                         ---------    ---------
           TOTAL LIABILITIES                               220,048      212,469
                                                         ---------    ---------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Series A Preferred Stock; 6% cumulative, $.01 par
    value; authorized 1,500,000 shares, 1,032,967
    and 1,034,781 shares issued and outstanding
    at July 1, 2000 and July 3, 1999, respectively              10           10
  Class A Common Stock; $.01 par value; authorized
    900,000 shares, 869,155 and 870,661 shares issued
    and outstanding at July 1, 2000 and July 3, 1999,
    respectively                                                 9            9
  Class B Common Stock; $.01 par value; authorized
    150,000 shares, 129,750 and 128,200 shares issued
    and outstanding at July 1, 2000 and July 3, 1999,
    respectively                                                 1            1
  Class C Common Stock; $.01 par value; 57,500 and
    50,000 shares authorized at July 1, 2000 and
    July 3, 1999 respectively, 46,350 and 50,000
    shares issued and outstanding at July 1, 2000
    and July 3, 1999, respectively                               1            1
  Additional paid-in capital                                53,260       53,210
  Accumulated other comprehensive income (loss)             (3,890)      (1,925)
  Accumulated deficit                                      (33,147)     (44,841)
                                                         ---------    ---------
           TOTAL STOCKHOLDERS' EQUITY                       16,244        6,465
                                                         ---------    ---------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 236,292    $ 218,934
                                                         =========    =========

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                 FISCAL YEARS ENDED
                                                         -----------------------------------
                                                          JULY 1,      JULY 3,      JUNE 27,
                                                           2000         1999         1998
                                                         ---------    ---------    ---------
Net sales                                                $ 244,457    $ 210,909    $ 207,236
Cost of sales                                              158,031      140,673      137,672
                                                         ---------    ---------    ---------
Gross profit                                                86,426       70,236       69,564
                                                         ---------    ---------    ---------
  Selling, general and administrative expenses              50,171       48,338       48,562
  Foreign exchange (gain) loss                                  64        1,734          (45)
  Amortization of goodwill and intangible assets             2,170        2,117        2,260
  Transaction costs                                             --       13,100           --
  Product liability costs                                      929       12,500           --
  Restructuring charges                                       (772)       8,970        1,192
  Asset write-offs                                             293        5,266           --
  Other costs                                                   --        2,292           --
  Loss on disposal of product lines and sale of assets          --           --          700
                                                         ---------    ---------    ---------
Operating expenses                                          52,855       94,317       52,669
                                                         ---------    ---------    ---------
Income (loss) from operations                               33,571      (24,081)      16,895

Net investment income                                         (418)      (1,073)      (1,716)
Interest expense                                            18,011       15,768        4,715
Other expense                                                  190           --           --
                                                         ---------    ---------    ---------
Net income (loss) before provision for
  (benefit from) income taxes                               15,788      (38,776)      13,896

Provision for (benefit from) income taxes                    6,552       (9,652)       5,318
                                                         ---------    ---------    ---------
Net income (loss) before extraordinary items                 9,236      (29,124)       8,578

Extraordinary item: Gain on early extinguishment
  of debt, net of taxes of $2,006                               --        2,887           --
                                                         ---------    ---------    ---------

Net income (loss)                                        $   9,236    $ (26,237)   $   8,578
                                                         =========    =========    =========

       See accompanying notes to these consolidated financial statements.

                       BELL SPORTS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                          Common Stock         Series A Preferred        Class A Common          Class B Common
                                      ---------------------   ---------------------   ---------------------   ---------------------
                                       Shares      Amount      Shares      Amount      Shares      Amount      Shares      Amount
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance at June 28, 1997                 13,753   $     143          --          --          --          --          --          --
  Exercise of stock options                 166           1          --          --          --          --          --          --
  Cancellation of shares                     (4)         --          --          --          --          --          --          --
  Net income                                 --          --          --          --          --          --          --          --
  Currency translation adjustment,
    net of tax benefit of $431               --          --          --          --          --          --          --          --

  Comprehensive income (loss)
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
BALANCE AT JUNE 27, 1998                 13,915         144          --          --          --          --          --          --
  Exchange of shares                       (488)         (5)         97   $       1          80   $       1          --          --
  Exchange of stock options                  --          --          --          --          --          --          --          --
  Cancellation of treasury stock             --          (5)         --          --          --          --          --          --
  Repurchase of common stock            (13,432)       (134)         --          --          --          --          --          --
  Issuance of stock for Bell Merger          --          --         874           9         721           7          --          --
  Issuance of stock options                  --          --          --          --          --          --          --          --
  Exercise of stock options                   5          --          --          --          17          --          --          --
  Issuance of stock under the
    management investment and
    incentive plans                          --          --          16          --          14          --         128   $       1
  Exchange of debt for equity                --          --          48          --          39           1          --          --
  Net loss                                   --          --          --          --          --          --          --          --
  Currency translation adjustment,
    net of tax benefit of $243               --          --          --          --          --          --          --          --

  Comprehensive income (loss)
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
BALANCE AT JULY 3, 1999                      --          --       1,035          10         871           9         128           1
  Activity under the management
    investment and incentive plans           --          --          (2)         --          (2)         --           2          --
  Sale of EuroBell                           --          --          --          --          --          --          --          --
  Net income                                 --          --          --          --          --          --          --          --
  Currency translation adjustment,
    net of tax benefit of $826               --          --          --          --          --          --          --          --

  Comprehensive income (loss)
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
BALANCE AT JULY 1, 2000                      --   $      --       1,033   $      10         869   $       9         130   $       1
                                      =========   =========   =========   =========   =========   =========   =========   =========

                                                                           Accum.
                                                                           Other      Retained
                                        Class C Common       Additional    Comp.      Earnings                Comp.       Total
                                     ---------------------    Paid-In     Income      (Accum.    Treasury    Income    Stockholders'
                                      Shares      Amount      Capital     (loss)      Deficit)    Stock      (loss)       Equity
                                     ---------   ---------   ---------   ---------   ---------    ------    ---------    ---------
Balance at June 28, 1997                    --          --   $ 142,486   $    (407)  $ (18,039)  $(5,218)                $ 118,965
  Exercise of stock options                 --          --       1,419          --          --        --                     1,420
  Cancellation of shares                    --          --          --          --          --        --                        --
  Net income                                --          --          --          --       8,578        --    $   8,578        8,578
  Currency translation adjustment,
    net of tax benefit of $431              --          --          --        (704)         --        --         (704)        (704)
                                                                                                            ---------
  Comprehensive income (loss)                                                                               $   7,874
                                     ---------   ---------   ---------   ---------   ---------    ------    =========    ---------
BALANCE AT JUNE 27, 1998                    --          --     143,905      (1,111)     (9,461)   (5,218)                  128,259
  Exchange of shares                        --          --           3          --          --        --                        --
  Exchange of stock options                 --          --          --          --      (5,447)       --                    (5,447)
  Cancellation of treasury stock            --          --      (4,929)         --        (284)    5,218                        --
  Repurchase of common stock                --          --    (134,140)         --      (3,412)       --                  (137,686)
  Issuance of stock for Bell Merger         --          --      44,984          --          --        --                    45,000
  Issuance of stock options                 --          --         307          --          --        --                       307
  Exercise of stock options                 --          --          45          --          --        --                        45
  Issuance of stock under the
    management investment and
    incentive plans                         50   $       1         586          --          --        --                       588
  Exchange of debt for equity               --          --       2,449          --          --        --                     2,450
  Net loss                                  --          --          --          --     (26,237)       --    $ (26,237)     (26,237)
  Currency translation adjustment,
    net of tax benefit of $243              --          --          --        (814)         --        --         (814)        (814)
                                                                                                            ---------
  Comprehensive income (loss)                                                                               $ (27,051)
                                     ---------   ---------   ---------   ---------   ---------    ------    =========    ---------
BALANCE AT JULY 3, 1999                     50           1      53,210      (1,925)    (44,841)       --                     6,465
  Activity under the management
    investment and incentive plans          (4)         --          50          --          --        --           --           50
  Sale of EuroBell                          --          --          --          --       2,458        --           --        2,458
  Net income                                --          --          --          --       9,236        --    $   9,236        9,236
  Currency translation adjustment,
    net of tax benefit of $826              --          --          --      (1,965)         --        --       (1,965)      (1,965)
                                                                                                            ---------
  Comprehensive income (loss)                                                                               $   7,271
                                     ---------   ---------   ---------   ---------   ---------    ------    =========    ---------
BALANCE AT JULY 1, 2000                     46   $       1   $  53,260   $  (3,890)  $ (33,147)   $   --                 $  16,244
                                     =========   =========   =========   =========   =========    ======                 =========

        See accompanying notes to these consolidated financial statements

                       BELL SPORTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     FISCAL YEARS ENDED
                                                                             -----------------------------------
                                                                              JULY 1,      JULY 3,     JUNE 27,
                                                                               2000         1999         1998
                                                                             ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) before extraordinary items                                $   9,236    $ (29,124)   $   8,578
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Amortization of goodwill and intangibles                                     2,170        2,117        2,260
    Depreciation                                                                 4,138        5,529        5,549
    Loss on disposal of property, plant and equipment                              764        2,997          434
    Provision for doubtful accounts                                              1,349          907        1,077
    Loss on disposal of product lines and sale of assets                            --           --          700
    Provision for inventory obsolescence                                         2,656        4,592        2,340
    Deferred income taxes                                                           --       (5,396)       3,997
    Other                                                                        2,967        3,155           --
  Changes in assets and liabilities, net of
    adjustments for acquisitions and dispositions:
    Accounts receivable                                                        (26,445)       3,816        8,542
    Inventories                                                                (11,140)      (8,557)        (371)
    Other assets                                                                 5,045       (5,062)       5,310
    Accounts payable                                                             3,951        1,620       (2,300)
    Other liabilities                                                          (16,629)      19,069       (8,623)
                                                                             ---------    ---------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (21,938)      (4,337)      27,493
                                                                             ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (4,194)      (4,149)      (5,496)
  Expenditures to acquire intangible assets                                       (557)          --           --
  Proceeds from the sale of SportRack                                               --           --       13,427
                                                                             ---------    ---------    ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             (4,751)      (4,149)       7,931
                                                                             ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of costs                              50          247        1,420
  Proceeds from issuance of senior subordinated notes, net of costs                 --      105,100           --
  Proceeds from issuance of senior discount notes                                   --       15,000           --
  Proceeds from issuance of preferred stock                                         --       45,387           --
  Repurchase of common stock                                                        --     (143,130)          --
  Tender of subordinated debentures, net of costs                                   --      (57,681)          --
  Payments on notes payable, long-term debt and capital lease obligations         (182)        (579)        (489)
  Net borrowings (payments) on line of credit agreement                         24,479        9,869      (19,067)
  Expenditures related to issuance of line of credit agreement                      --       (1,381)          --
                                                                             ---------    ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             24,347      (27,168)     (18,136)
                                                                             ---------    ---------    ---------
Effect of exchange rate changes on cash                                           (929)        (564)      (1,203)
                                                                             ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                            (3,271)     (36,218)      16,085

Cash and cash equivalents at beginning of period                                 8,875       45,093       29,008
                                                                             ---------    ---------    ---------
Cash and cash equivalents at end of period                                   $   5,604    $   8,875    $  45,093
                                                                             =========    =========    =========

        See accompanying notes to these consolidated financial statements

                       BELL SPORTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

     Bell Sports Corp. ("the Company" or "Bell") is the leading manufacturer and marketer of bicycle helmets worldwide and a leading supplier of a broad line of bicycle accessories in North America. Bell is also a leading supplier of in-line skating, snowboarding, snow skiing and water sport helmets.

     On June 13, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bell Sports Holdings, L.L.C., a Delaware limited liability company ("Bell Sports Holdings"), and Andsonica Acquisition Corp., a Delaware corporation ("Andsonica Acquisition"). Andsonica Acquisition is a newly-organized corporation formed by Chartwell Investments II L.L.C. for the purpose of entering into the Merger Agreement and engaging in the transactions contemplated thereby. The Merger Agreement provides for the merger (the "2000 Merger") of Andsonica Acquisition with and into the Company. Following the 2000 Merger, the separate corporate existence of Andsonica Acquisition will cease and the Company will continue as the surviving corporation. Subject to the terms and conditions of the Merger Agreement, at the Effective Time of the 2000 Merger (as defined in the Merger Agreement), each outstanding share of Bell's Class A Common Stock and Bell's Class B Common Stock will be converted into the right to receive (i) cash, (ii) cash and indebtedness of Bell or (iii) stock of the Surviving Corporation (collectively, the "Merger Consideration"). Each share of Bell's Series A Preferred Stock will be converted into $50.99, in cash, plus accrued but unpaid dividends. All of Bell's Class C Common Stock will be cancelled without consideration. The consummation of the 2000 Merger, which is subject to satisfaction of customary conditions, is anticipated in August 2000.

     The 2000 Merger will constitute a change of control under the Indenture governing the outstanding 11% Notes due 2008 issued by Bell Sports, Inc., a wholly-owned subsidiary of the Company, and as a result, Bell Sports, Inc. expects to make a change of control offer to repurchase the Notes after the consummation of the 2000 Merger.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND ACCOUNTING PERIOD

     The consolidated financial statements include the accounts of Bell Sports Corp. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year is either a 52 or 53 week accounting period ending on the Saturday that is nearest to the last day of June. The fiscal years ending July 1, 2000 and June 27, 1998 were 52 week periods. The fiscal year ending July 3, 1999 was a 53 week period.

     CASH AND CASH EQUIVALENTS

     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less to be cash equivalents.

     ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

     Accounts receivable at July 1, 2000 and July 3, 1999 are net of allowances for doubtful accounts of $1.5 million and $1.8 million, respectively.

     The Company's principal customers operate in the mass merchant, sporting goods or independent bicycle dealer retail markets worldwide. The customers are not geographically concentrated. As of July 1, 2000 and July 3, 1999, respectively, 28% and 30% of the Company's gross accounts receivable were attributed to one mass merchant customer. In addition, the same mass merchant customer accounted for 32%, 28%, and 21% of net sales during fiscal 2000, 1999, and 1998, respectively.

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

     GOODWILL AND INTANGIBLE ASSETS

     The excess of the acquisition cost over the fair value of the net identifiable assets of businesses acquired in purchase transactions has been included in goodwill, is amortized on a straight-line basis over 25 to 40 years, and is recorded net of accumulated amortization of $11.1 million and $9.2 million at July 1, 2000 and July 3, 1999, respectively. Other intangible assets, which include non-compete agreements, acquisition costs, patents and trademarks, and other items, are amortized over their estimated economic lives, ranging from 3 to 17 years. Accumulated amortization for intangible assets totaled $5.6 and $4.5 million at July 1, 2000 and July 3, 1999, respectively. The Company's policy is to account for goodwill and all other intangible assets at the lower of amortized cost or net realizable value. As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets to determine if changes in facts and circumstances suggest that it may be impaired. If this review indicates that the intangibles will not be recoverable, as determined by a nondiscounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangibles would be reduced to its estimated fair market value.

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

     RESEARCH AND DEVELOPMENT EXPENSE

     Research and development costs are expensed as incurred. These costs totaled $4.4 million, $3.6 million and $3.6 million for fiscal 2000, 1999 and 1998, respectively.

     ADVERTISING COSTS

     Advertising and related costs are expensed as incurred, except for ad production costs, which are expensed in the fiscal year in which the ad is first run. These costs amounted to $7.2 million, $5.7 million and $5.5 million for fiscal 2000, 1999 and 1998, respectively.

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

     FOREIGN EXCHANGE CONTRACTS

     The Company periodically enters into forward foreign exchange contracts in managing its foreign currency risk. Forward exchange contracts are used to hedge various intercompany and external commitments with foreign subsidiaries and inventory purchases denominated in foreign currencies. Exchange contracts usually have maturities of less than one year. The Company has no significant outstanding foreign exchange contracts at July 1, 2000, and had no significant foreign exchange contract activity during the fiscal year then ended.

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

NOTE 3 - INVENTORIES

     Inventories consist of the following components (in thousands):

                                      JULY 1,      JULY 3,
                                       2000         1999
                                      -------      -------
                 Raw materials        $ 4,895      $ 3,579
                 Work in process        1,349        1,089
                 Finished goods        43,947       38,996
                                      -------      -------
                 Total                $50,191      $43,664
                                      =======      =======

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following (in thousands):

                                                       JULY 1,     JULY 3,     ESTIMATED
                                                         2000        1999     USEFUL LIFE
                                                       --------    --------   -----------
     Land, buildings and leasehold improvements        $  8,286    $  9,397    3-38 years
     Machinery, equipment and tooling                    20,851      21,634    3-10 years
     Office equipment                                     5,614       7,977    3-7 years
     Other                                                  328         346    3-7 years
                                                       --------    --------
          Gross property, plant and equipment            35,079      39,354

     Less: Accumulated depreciation and amortization    (21,713)    (23,192)
                                                       --------    --------
          Net property, plant and equipment            $ 13,366    $ 16,162
                                                       ========    ========

NOTE 5 - BANK CREDIT FACILITIES AND LONG-TERM DEBT

     In August 1998, the Company's wholly-owned subsidiary, Bell Sports, Inc. ("BSI"), issued senior subordinated notes totaling $110.0 million, bearing interest at 11%, maturing on August 15, 2008 (the "Notes"). Interest on the
Notes is payable on February 15 and August 15 of each year. The Notes are redeemable, in whole or in part, at the option of Bell Sports, Inc. at any time on or after August 15, 2003, in cash, at specified redemption prices. In addition, prior to August 15, 2001, the Company may redeem up to 35% of the bonds for 111% of their principal amount, plus accrued interest. The 2000 Merger will constitute a change of control under the indenture governing the outstanding Notes, and as a result, BSI expects to make a change of control offer (the "Change of Control Offer") for all outstanding $110 million of the Notes.

     The Company has fully and unconditionally guaranteed the Notes. Separate financial statements and other disclosures relating to Bell Sports, Inc. have not been made, as management believes that such information is not material to holders of the Notes. Summarized financial information regarding Bell Sports, Inc. is as follows:

     BELL SPORTS, INC.
                                                                    JULY 1,
                                                                     2000
                                                                   --------
     SUMMARIZED BALANCE SHEET DATA:                               (UNAUDITED)
          Current assets                                           $169,336
          Total assets                                             218, 585
          Current liabilities                                        68,237
          Total liabilities                                         179,319
          Stockholder's equity                                       39,266

                                                                   FOR THE
                                                                  YEAR ENDED
                                                                    JULY 1,
                                                                     2000
                                                                   --------
     SUMMARIZED STATEMENT OF OPERATIONS DATA:                     (UNAUDITED)
          Net sales                                                $244,457
          Gross profit                                               86,426
          Net Income                                                 13,432

     In August 1998, the Company issued Discount Notes bearing interest at 14% totaling $15.0 million and maturing on August 14, 2009 to a related party in a private placement transaction. Interest on the Discount Notes accrues on June 1 and December 1 of each year. On March 12, 1999, Discount Notes with an accreted value of $2.4 million were exchanged for 47.6 thousand shares of Series A Preferred Stock and 39.2 thousand shares of Class A Common Stock. If the Change of Control Offer is successful, the Company expects to redeem the Discount Notes.

     In August 1998, the Company consummated a tender offer to purchase $62.5 million aggregate principal amount of its 4 1/4% Convertible Subordinated Debentures ("Debentures") due November 2000. The debentures were purchased at a price of $905, plus accrued and unpaid interest from May 15, 1998 up to, but not including, the date of payment for each $1,000 principal amount of the Debentures. Accordingly, the Company realized an extraordinary gain, stated on an after-tax basis and net of related fees and expenses, of $2.9 million. The Debentures remaining outstanding of $23.7 million are redeemable at the Company's option at any time at specified redemption prices.

     In August 1998, the Company and its wholly-owned subsidiary, Bell Sports, Inc. (the "Borrower"), entered into a $60.0 million senior secured revolving credit facility ("Credit Agreement"). The Credit Agreement is guaranteed by the Company and by certain of its subsidiaries (collectively, the "Subsidiary Guarantors" and together with the Company, the "Guarantors"). The Borrower's obligations under the Credit Agreement are secured by (a) substantially all of the tangible and intangible assets of the Borrower and each Guarantor, (b) the capital stock of the Borrower and each Subsidiary Guarantor and (c) 65% of the capital stock of certain foreign subsidiaries of the Company. At the time of the 2000 Merger, the Company expects the Credit Agreement to be terminated and replaced with a new credit agreement.

     The Credit Agreement expires on August 17, 2003. The aggregate amount of borrowings permitted under the Credit Agreement is limited by a borrowing base formula equal to a percentage of the eligible domestic accounts receivable and inventory of the Borrower and the Subsidiary Guarantors plus an amount allowed for the retirement of convertible debt. The Credit Agreement provides for mandatory repayments from time to time to the extent the amount outstanding thereunder exceeds the maximum amount permitted under the borrowing base. Based on the provisions of the Credit Agreement, the Borrower could borrow a maximum of $60.0 million as of July 1, 2000. As of July 1, 2000, there were borrowings outstanding of $34.0 million under the Credit Agreement.

     The Credit Agreement provides the Company with the option of borrowing based either on the U.S. prime rate plus a margin or LIBOR plus a margin. The margin for the U.S. prime rate can fluctuate between 0.0% and 1.0%, and the margin for LIBOR loans can fluctuate between 1.0% and 2.0% based on the Company's earnings and debt. At July 1, 2000, the margin for U.S. prime was 0.25% and the margin for LIBOR was 1.25%. Under the Credit Agreement, the Borrower is required to pay a quarterly commitment fee on the unused portion of the facility at a rate that ranges from 0.375% to 0.50% per annum, based on a pricing ratio. At July 1, 2000, the quarterly commitment fee was 0.50% per annum.

     The Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum cash interest coverage ratio. It also contains covenants which restrict the ability of the Company to pay dividends, incur liens, issue certain types of debt or equity, engage in mergers, acquisitions or asset sales, or to make capital expenditures. At July 1, 2000, the Company was in compliance with all bank covenants.

     Long-term debt consists of the following (in thousands):

                                                                    JULY 1,     JULY 3,
                                                                      2000        1999
                                                                    --------    --------
11% senior subordinated debentures maturing August, 2008            $110,000    $110,000
4 1/4% convertible subordinated debentures maturing November 2000     23,749      23,750
14% senior discount notes due August, 2009                            16,510      14,434
Borrowings under lines of credit                                      34,479      10,000
Notes collateralized by certain equipment                                 --         391
                                                                    --------    --------
                                                                     184,738     158,575
Less: Current maturities                                              58,228      10,305
                                                                    --------    --------
     Total long-term debt                                           $126,510    $148,270
                                                                    ========    ========

     Scheduled maturities, by fiscal year, of long-term debt are as follows (in thousands):

                      2001                       $58,228
                      2002                             -
                      2003                             -
                      2004                             -
                      2005                             -
                      Thereafter                 126,510
                                                --------
                      Total                     $184,738
                                                ========

NOTE 6 - STOCKHOLDERS' EQUITY

     STOCK OPTIONS

     All stock option plans were terminated at the time of the 1998 Recapitalization. The Company currently has no stock option plans. Pursuant to the 1998 Recapitalization on August 17, 1998, the Company entered into agreements with all individuals holding stock options, whereby the holder was to receive, at the time of the merger, a cash payment equal to the excess, if any, of $10.25 per share over the applicable per share exercise price. Activity under the previous stock option plans was as follows:

                                             NUMBER       WEIGHTED
                                            OF SHARES     AVERAGE
                                            UNDERLYING    EXERCISE     OPTIONS
                                             OPTIONS       PRICE     EXERCISABLE
                                            ----------    --------    ----------

     Options outstanding at June 28, 1997    2,331,763      8.19       1,130,635

         Options granted                       220,484      8.84
         Options exercised                    (165,935)     7.09
         Options terminated                   (194,706)     9.23
                                            ----------
     Options outstanding at June 27, 1998    2,191,606      8.25       1,670,035

         Options exercised                  (1,883,816)     7.35
         Options cancelled                    (307,790)    13.75
                                            ----------
     Options outstanding at July 3, 1999            --        --              --
                                            ==========

     On August 17, 1998, the Company granted options to purchase 20,511 shares of Series A Preferred Stock at an exercise price of $36.15 per share and 16,921 shares of Class A Common Stock at an exercise price of $0.44 per share (the "Options") to a member of management. The Options are immediately exercisable and must be exercised, if at all, on or before August 27, 2006. Compensation expense of approximately $307,000 was recorded in selling, general and administrative expenses in fiscal 1999 related to the grant of the Options. During fiscal year 1999, the options to purchase Class A Common Stock were exercised. The options to purchase Series A Preferred Stock remain outstanding as of July 1, 2000. These options were exercised prior to the 2000 Merger.

     As required, the Company has adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") for employee stock options. The fair value of options granted during fiscal years 1999 and 1998 was computed using the Black-Scholes option pricing model. There were no options granted during fiscal 2000. The weighted-average assumptions used for stock option grants for fiscal years 1999 and 1998 were an expected volatility of the market price of the Company's Common and Preferred Stock of 0% and 41%, respectively; weighted-average expected life of the options of approximately 3.5 years and 4.9 years, respectively; no dividend yield; and risk-free interest rate of 6.50% for both periods. The interest rates are effective for option grant dates made throughout the year. Adjustments for forfeitures are made as they occur. The total value of options granted for the years ended July 3, 1999 and June 27, 1998 was computed as approximately $456,000 and $949,000, respectively. If the Company had accounted for these stock options issued to employees in accordance with SFAS 123, the effect on net income (loss) for each fiscal year would have been reported as follows (in thousands):

                                                     YEAR ENDED
                                          ---------------------------------
                                           JULY 1,     JULY 3,     JUNE 27,
                                            2000        1999         1998
                                          --------    --------     --------
     Net income (loss):
        As reported                       $  9,236    $(26,237)    $  8,578
        Pro forma for SFAS 123               9,236     (27,735)       7,463

     The pro forma effects of applying SFAS 123 may not be representative of the effects on reported net income for future years since options vest over several years and additional option awards are made each year.

     PREFERRED STOCK

     In connection with the 1998 Recapitalization, the Company issued Series A Preferred Stock, par value $.01 (the "Series A Preferred Stock"). Each holder is entitled to receive dividends on each share at the rate of six percent (6%) per annum (computed on the basis of $50.99 per share), if, as and when declared by the Board of Directors of the Company, subject to certain restrictions. Dividends on the shares of Series A Preferred Stock are payable on June 30, September 30, December 31, and March 31 of each year (a "Dividend Payment Date"), commencing September 30, 1998. If, on any Dividend Payment Date, the holders of the Series A Preferred Stock have not received the full dividends, then such dividends shall accumulate, whether or not earned or declared, with additional dividends thereon, compounded quarterly, at the dividend rate of six percent (6%) per annum, for each succeeding full quarterly dividend period during which such dividends remain unpaid. No dividends were paid in fiscal years 2000 or 1999.

     At the time of the 2000 Merger, each share of Series A Preferred Stock will be converted into the right to receive $50.99, in cash, plus accrued but unpaid dividends.

     INVESTMENT AND INCENTIVE PLAN

     In November 1998, the Board of Directors approved the Investment and Incentive Plan and the Class C Investments and Incentive Plan (collectively the "Plans") to allow selected employees, directors, consultants and/or advisors of the company the opportunity to make equity investments in the Company. Under the Plans, as amended, up to 15,000 shares of Series A Preferred Stock, 12,500 shares of Class A Common Stock, 132,100 shares of Class B Common Stock and 57,500 shares of Class C Common Stock can be purchased by participants. As of July 1, 2000, 14,532 shares of Series A Preferred Stock, 12,069 shares of Class A Common Stock, 129,750 shares of Class B Common Stock, and 46,350 shares of Class C Common Stock were outstanding under the Plans.

     In the 2000 Merger, each share of Bell's Class A Common Stock and Class B Common Stock issued and outstanding immediately prior to the 2000 Merger will be converted into the right to receive (i) cash, (ii) cash and 18% Senior Non-Negotiable Merger Notes of the Company due 2000 ("Merger Notes"), or (iii) common stock of the Company following the 2000 Merger. Each share of Bell's Series A Preferred Stock will be converted into the right to receive $50.99, in cash, plus accrued but unpaid dividends. All of Bell's Class C Common Stock will be cancelled without consideration.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

     In February 1996, a Toronto, Canada jury returned a verdict against the Company based on injuries arising out of a 1986 motorcycle accident. The jury found that the Company was 25% responsible for the injuries with the remaining 75% of the fault assigned to the plaintiff and the other defendant. In November 1999, the Company paid the judgment of $3.6 million.

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

     Based on management's extensive consultation with legal counsel prosecuting the appeal, the Company has established product liability reserves totaling $2.1 million of which $1.1 million is classified as current. These reserves are intended to cover the estimated costs for the defense, payment or settlement of this and other known claims. The Company believes it will have adequate cash balances and sources of capital available to satisfy such pending judgments.

     Besides the litigation described above, the Company is not party to any material litigation that, if adversely determined, would have a material effect on the Company's financial position.

     LEASE OBLIGATIONS

     The Company leases certain equipment and facilities under various noncancellable capital and operating leases. The total expense under these operating leases for fiscal 2000, 1999 and 1998 amounted to approximately $3.0 million, $4.0 million and $4.2 million, respectively.

     At July 1, 2000, the future minimum annual rental commitments under all noncancellable leases were as follows (in thousands):

                                                        OPERATING   CAPITAL
                                                         LEASES     LEASES
                                                         -------    -------
     2001                                                $ 3,354    $    62
     2002                                                  2,680         --
     2003                                                  2,471         --
     2004                                                  2,361         --
     2005                                                  2,141         --
     Thereafter                                            8,046         --
                                                         -------    -------
          Total minimum lease commitments                $21,053         62
                                                         =======
     Less: Interest portion                                               5
                                                                    -------
     Present value of capital lease obligations                          57
     Less: Current portion                                               57
                                                                    -------
          Total long-term capital lease obligations                 $    --
                                                                    =======

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximates fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair value of the Company's other financial instruments (in thousands):

                                                     JULY 1, 2000          JULY 3, 1999
                                                  -------------------   -------------------
                                                  CARRYING     FAIR     CARRYING     FAIR
                                                   AMOUNT     VALUE      AMOUNT     VALUE
                                                  --------   --------   --------   --------
     4 1/4% convertible subordinated debentures
         maturing November 2000                   $ 23,749   $ 23,037   $ 23,750   $ 19,416
     11% senior subordinated debentures
         maturing August 2008                      110,000    111,100    110,000    111,650

     As there has been no significant trading in the above debentures, the estimated fair value of the debentures is based on a comparison to the quoted market prices for similar instruments in the marketplace. The estimated fair value of other long-term debt held by the Company approximates its carrying value, based on current rates available to the Company for debt with similar terms. For more information regarding long-term debt, see Note 5.

NOTE 9 - DISPOSITIONS

     In September 1999, the Company sold its European manufacturing facility in Roche La Moliere, France. In addition, the Company entered into an agreement with the purchaser pursuant to which the purchaser has agreed to provide the Company with bicycle helmets. The Company recorded a charge in fiscal 1999 of approximately $2.5 million in connection with the sale and related reorganization of the Company's European manufacturing facility. No material gain or loss was recognized upon consummation of the sale in September 1999.

     In July, 1999, the Company sold the assets of its auto racing helmet business to Bell Racing Company ("Bell Racing") in exchange for an equity interest in Bell Racing valued at approximately $2.1 million. In connection with that transaction, the Company entered into a long-term royalty-free licensing agreement for Bell Racing to market auto racing helmets and auto accessories under the Bell name. The Company also agreed to provide Bell Racing with certain transition services and entered into a sublease with respect to a portion of its manufacturing facility in Rantoul, Illinois. Bell Racing is controlled by Hayden Capital Investments, LC ("Hayden Investments"). The Chairman of the Company's board of directors is the Managing Member of Hayden Investments and the Chairman and Chief Executive Officer of Bell Racing. The Company expensed costs associated with the sale of $0.2 million in fiscal 1999.

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

NOTE 10 - RESTRUCTURING CHARGES, ASSET WRITE-OFFS AND OTHER COSTS

     RESTRUCTURING CHARGES AND ASSET WRITE-OFFS - 2000

     In June 2000, the Company announced and began implementing a plan to consolidate its European operations into its Limerick, Ireland facility. In the fourth quarter of fiscal 2000, the Company recorded $370,000 in restructuring costs and $80,000 in asset write-offs associated with this consolidation. The costs are based on estimates of employee severance costs, legal fees and various other charges. The restructuring costs include $243,000 of severance related costs for 9 employees from all areas of responsibility, all of whom had been notified of their pending termination prior to July 1, 2000. No costs related to the consolidation had been paid as of July 1, 2000.

     In fiscal 2000, the Company made certain charges and credits to restructuring reserves recorded in fiscal 1999 as actual results differed from expected, the largest of which related to the Company's unexpected ability to sublease a facility. The following table sets forth the details of activity during fiscal 2000 for restructuring charges, asset write-offs and other costs and related accrued expenses (in thousands):

                                                                            ADJUSTMENTS:
                                            JULY 3,     CASH     NON-CASH    CHARGES     JULY 1,
                                             1999     PAYMENTS   CHARGES    (CREDITS)     2000
                                            -------   -------    -------     -------     -------
RESTRUCTURING ACCRUALS:
  European restructuring                    $    --   $    --    $    --     $   450     $   450
  Manufacturing consolidation                 9,102    (5,481)    (1,633)     (1,103)        885
  Overhead reductions                         2,224      (261)    (1,795)        (39)        129
  Sale of auto racing and Australia             788      (213)      (220)        213         568
  Restructuring accruals from prior years       493      (315)        --          --         178
                                            -------   -------    -------     -------     -------
          TOTAL                             $12,607   $(6,270)   $(3,648)    $  (479)    $ 2,210
                                            =======   =======    =======     =======     =======

     The remaining restructuring accruals at July 1, 2000 related to the fiscal 1999 restructuring plan consist of $885,000 in lease obligations, $129,000 in severance payments, and $568,000 in asset write-offs from the closure of the Australian offices. There are no remaining employees to be terminated relative to the 1999 restructuring plan.

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

     CONSOLIDATION OF MANUFACTURING FACILITIES. At the beginning of fiscal 1999, the Company owned and operated five manufacturing facilities around the world. In an effort to reduce duplicative expenses and increase efficiency, the Company closed its Santa Cruz, California, Canada and Ireland manufacturing facilities, and sold its manufacturing facility in France, leaving the Company with one manufacturing facility in Rantoul, Illinois.

     In the fourth quarter of fiscal 1999, the Company recorded $6,634,000 in restructuring costs, $4,784,000 in asset write-offs, and $1,026,000 in other costs associated with the consolidation of the manufacturing facilities. The restructuring costs are based on estimates of employee severance costs, lease obligations and legal fees. The restructuring costs include $1,968,000 of severance related costs for 206 employees from all areas of responsibility. Of these 206 employees, 173 had been terminated and paid a total of $460,000 as of July 3, 1999. The remaining 33 employees had been notified of their pending termination prior to fiscal year end. The asset write-offs include $3,121,000 of property, plant, and equipment and $1,663,000 of inventory. The assets were written down to net realizable value, based on an estimate of what an independent third party would pay for the assets. Other costs include one-time charges such as the repayment of a grant to the Irish government, transferring of inventory to Rantoul and other miscellaneous expenses.

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

     SALE OF AUTO RACING AND CLOSURE OF AUSTRALIA. In order to remain focused on the Company's core business of bicycle helmets and accessories, the Company sold its auto racing helmet business, in exchange for an equity position in the purchaser. In addition, the Company has announced the closure of its Australian sales and marketing office. The Company will continue to service the Australian market through a local distributor. In the fourth quarter of fiscal 1999, the Company recorded $331,000 in restructuring costs, $413,000 in asset write-offs, and $325,000 in other costs associated with these moves. The restructuring costs are based on estimates of employee severance costs, lease obligations and legal fees. The restructuring costs include $141,000 of severance related costs for 26 employees from all areas of responsibility, all of whom were notified of their pending termination prior to fiscal year end. No severance-related costs had been paid as of July 3, 1999. The asset write-offs include $170,000 of property, plant, and equipment and $243,000 of inventory and other assets. The assets were written down to net realizable value, based on an estimate of what an independent third party would pay for the assets. Other costs include miscellaneous, one-time expenses related to the sale of the auto racing helmet business.

     The following table summarizes the classification in the Consolidated Statement of Operations of the charges relating to the restructuring program and other actions (in thousands):

     RESTRUCTURING CHARGES:
          Manufacturing consolidation                               $ 6,634
          Overhead reduction                                          2,005
          Sale of auto racing and Australia                             331
                                                                    -------
               TOTAL RESTRUCTURING                                    8,970
                                                                    -------
     ASSET WRITE-OFFS:
          Manufacturing consolidation                                 4,784
          Overhead reduction                                             69
          Sale of auto racing and Australia                             413
                                                                    -------
               TOTAL ASSET WRITE-OFFS                                 5,266
                                                                    -------
     OTHER COSTS:
          Manufacturing consolidation                                 1,026
          Overhead reduction                                            941
          Sale of auto racing                                           325
                                                                    -------
               TOTAL OTHER COSTS                                      2,292
                                                                    -------
               TOTAL CHARGES                                        $16,528
                                                                    =======

     The following table sets forth the details of activity during fiscal 1999 for restructuring charges, asset write-offs and other costs and related accrued expenses (in thousands):

                                              JUNE 27,             CASH     NON-CASH    JULY 3,
                                               1998     CHARGES   PAYMENTS   CHARGES     1999
                                              -------   -------   -------    -------    -------
RESTRUCTURING ACCRUALS:
    Manufacturing consolidation               $    --   $12,444   $(3,342)   $    --    $ 9,102
    Overhead reductions                            --     3,015      (791)        --      2,224
    Sale of auto racing and Australia              --     1,069      (281)        --        788
    Restructuring accruals from prior years     1,490        --      (956)       (41)       493
                                              -------   -------   -------    -------    -------
           TOTAL                              $ 1,490   $16,528   $(5,370)   $   (41)   $12,607
                                              =======   =======   =======    =======    =======

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

     The following table sets forth the details of activity during fiscal 1998 for restructuring charges and related accrued expenses (in thousands):

                                                  JUNE 28,  RESTRUCTURING    CASH     NON-CASH   JUNE 27,
                                                   1997        CHARGES     PAYMENTS   CHARGES     1998
                                                  -------      -------     -------    -------    -------
RESTRUCTURING ACCRUALS:
     Lease payments and other facility expenses   $    --      $   191     $   (60)   $    --    $   131
     Severance and other employee-related costs        --          820        (573)      (198)        49
     Asset write-downs                                 --          181        (140)        --         41
     Restructuring accruals from previous years     3,777           --      (2,598)        90      1,269
                                                  -------      -------     -------    -------    -------
           TOTAL                                  $ 3,777      $ 1,192     $(3,371)   $  (108)   $ 1,490
                                                  =======      =======     =======    =======    =======

NOTE 11 - INCOME TAXES

     Pre-tax income (loss) by jurisdiction for each fiscal year are as follows (in thousands):

                                  JULY 1,         JULY 3,          JUNE 27,
                                    2000            1999             1998
                                  --------        --------         --------
     Domestic                     $ 15,599        $(27,625)        $  9,496
     Foreign                           189          (6,258)           4,400
                                  --------        --------         --------
     Total                        $ 15,788        $(33,883)        $ 13,896
                                  ========        ========         ========

     The provision for (benefit from) income taxes for each fiscal year is as follows (in thousands):

                                                      JULY 1,    JULY 3,    JUNE 27,
                                                       2000       1999       1998
                                                      -------    -------    -------
Current expense (benefit):
     U.S. Federal                                     $    --    $    --    $    75
     State and local                                       79         50         60
     Foreign                                              305         --      1,123
                                                      -------    -------    -------
         Total current                                    384         50      1,258
                                                      -------    -------    -------
Deferred tax expense (benefit):
     U.S. Federal                                       5,585     (4,463)     3,368
     State and local                                      679     (1,068)       722
     Foreign                                              (96)    (2,165)       (93)
                                                      -------    -------    -------
         Total deferred                                 6,168     (7,696)     3,997
                                                      -------    -------    -------
Impact of stock option deduction credited to equity        --         --         63
                                                      -------    -------    -------
         Total income tax provision (benefit)         $ 6,552    $(7,646)   $ 5,318
                                                      =======    =======    =======

     The provision for (benefit from) income taxes for each fiscal year differs from the U.S. statutory federal income tax rate for the following reasons:

                                                  JULY 1,    JULY 3,    JUNE 27,
                                                   2000       1999       1998
                                                  ------     ------     ------
Statutory U.S. rate                                 34.0%     (34.0)%     34.0%
Nondeductible recapitalization costs                  --        8.4         --
Tax exempt investment income                          --         --       (0.2)
Nondeductible goodwill                               2.9         --         --
State income tax                                     4.2       (3.0)       5.0
Effective international tax rate                    (0.1)       6.6       (2.4)
Other items, net                                     0.5       (1.0)       1.6
                                                  ------     ------     ------
Effective tax expense/(benefit) rate                41.5%     (23.0)%     38.0%
                                                  ======     ======     ======

     Deferred income tax assets and (liabilities) are comprised of the following (in thousands):

                                                            JULY 1,     JULY 3,
                                                             2000        1999
                                                           --------    --------
Net operating losses and other tax loss carryforwards      $ 13,696    $ 12,888
Inventory and accounts receivable reserves                    1,155       1,614
Accrued liabilities                                           4,043      10,876
Package design costs capitalized for tax purposes               587         726
                                                           --------    --------
      Gross deferred tax assets                             19, 481      26,104
                                                           --------    --------
Depreciation                                                   (348)       (480)
Other                                                          (518)       (899)
                                                           --------    --------
      Gross deferred tax liability                             (866)     (1,379)
                                                           --------    --------
Deferred tax assets valuation allowance                        (340)     (1,108)
                                                           --------    --------
      Net deferred tax assets                                18,275      23,617
      Less: current portion                                  (4,426)    (11,366)
                                                           --------    --------
        Net long-term deferred tax assets                  $ 13,849    $ 12,251
                                                           ========    ========

     Domestic net operating losses totaling approximately $35.4 million will be carried forward and begin to expire in 2008. As a result of the 1998 Recapitalization, there will be an annual limitation of the loss carryforward which may delay or limit the eventual utilization of the carryforwards. The consolidated return rules limit utilization of acquired net operating loss and other carryforwards to income of the acquired companies in years in which the consolidated group has taxable income.

     General business tax credits of approximately $637,000 were accounted for under the flow-through method and are being carried forward. Minimum tax credits totaling approximately $610,000 are also being carried forward.

     The deferred tax assets valuation allowance at July 1, 2000 and July 3, 1999 was required primarily for net operating loss carryforwards and accounting reserves that, in management's view, will not be realized in the foreseeable future.

     The Company has not provided for U.S. federal income and foreign withholding taxes of certain non-U.S. subsidiaries' undistributed earnings as of July 1, 2000, because such earnings are intended to be reinvested indefinitely. If these earnings were distributed, the withholding tax would be due and foreign tax credits should become available under current law to reduce the resulting U.S. income tax liability.

NOTE 12 - ADDITIONAL CASH FLOW STATEMENT INFORMATION

     The Company's non-cash investing and financing activities and cash payments for interest and income taxes for each fiscal year are summarized below (in thousands):

                                                    JULY 1,   JULY 3,   JUNE 27,
                                                     2000      1999      1998
                                                    -------   -------   -------
Additional paid in capital arising from tax
  benefits associated with the exercise of
  stock options                                     $    --   $     4   $    63
Cash paid during the period for:
     Interest                                        17,115    10,717     4,100
     Income taxes                                       712       492       795

NOTE 13 - SEGMENT REPORTING

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

     The Company evaluates the performance of, and allocates resources to the reportable segments based on net sales and EBITDA. For internal purposes, EBITDA is defined as earnings before investment income, interest expense and other expense, income taxes, depreciation, amortization, and certain one-time charges such as transaction costs, product liability costs, restructuring charges, asset write-offs, other costs, loss on disposal of product line and sale of assets and other one-time costs such as foreign exchange loss and compensation expense related to the grant of stock options. Accounting policies for management reporting are those described in the summary of significant accounting policies in Note 2.

                                      MASS
                                    MERCHANTS      IBD     INTERNATIONAL  OTHER (1)      TOTAL
                                    ---------   ---------    ---------    ---------    ---------
YEAR ENDING JULY 1, 2000:
  Sales to unaffiliated customers   $ 142,690   $  60,225    $  41,542    $      --    $ 244,457
  EBITDA                               33,484       4,852        2,588         (595)      40,329
  Depreciation and amortization           530       2,161          412        3,205        6,308
  Net interest expense(income)             --          16          583       16,994       17,593
  Capital expenditures                    866       1,303          539        1,486        4,194
  Total assets                         80,234      39,422       21,430       95,206      236,292

YEAR ENDING JULY 3, 1999:
  Sales to unaffiliated customers     106,774      60,077       44,058           --      210,909
  EBITDA                               18,009       2,494        3,812        3,277       27,592
  Depreciation and amortization           144       2,086        1,257        4,159        7,646
  Net interest expense(income)             --         (18)         529       14,184       14,695
  Capital expenditures                    374       2,211          917          647        4,149
  Total assets                         59,176      27,996       29,335      102,427      218,934

YEAR ENDING JUNE 27, 1998:
  Sales to unaffiliated customers      95,100      61,387       50,749           --      207,236
  EBITDA                               11,851       6,199        6,973        1,573       26,596
  Depreciation and amortization           129       2,183        1,060        4,437        7,809
  Net interest expense(income)             --          --          186        2,813        2,999
  Capital expenditures                    100       2,473        1,258        1,665        5,496
  Total assets                         48,573      36,754       18,250      143,490      247,067

----------
(1) The "Other" designation includes corporate expenditures and expenditures related to the Company's U.S. manufacturing and distribution facilities.

     EBITDA for the periods shown is reconciled to Net income before income taxes as follows:

                                                                       FISCAL YEAR ENDED
                                                               --------------------------------
                                                                JULY 1,     JULY 3,    JUNE 27,
                                                                 2000        1999        1998
                                                               --------    --------    --------
EBITDA                                                         $ 40,329    $ 27,592    $ 26,596
Less:
  Depreciation                                                    4,138       5,529       5,549
  Amortization                                                    2,170       2,117       2,260
  One-time foreign exchange loss and compensation
    expense for stock options                                        --       1,899          --
  Transaction costs                                                  --      13,100          --
  Product liability costs                                           929      12,500          --
  Restructuring charges                                            (772)      8,970       1,192
  Asset write-offs                                                  293       5,266          --
  Other costs                                                        --       2,292          --
  Loss on disposal of product lines and sale of assets               --          --         700
  Net investment income                                            (418)     (1,073)     (1,716)
  Interest expense                                               18,011      15,768       4,715
  Other expense                                                     190          --          --
                                                               --------    --------    --------
Net income (loss) before provision for (benefit
  from) income taxes                                           $ 15,788    $(38,776)   $ 13,896
                                                               ========    ========    ========

     Long-lived assets by geographical area for the periods presented were as follows:

                                        JULY 3,       JULY 3,       JUNE 27,
                                         2000          1999          1998
                                        -------       -------       -------
     United States                      $83,623       $74,219       $73,531
     International                        1,230         3,542         3,558
                                        -------       -------       -------
     Total                              $84,853       $77,761       $77,089
                                        =======       =======       =======

NOTE 14 - SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

     The unaudited information presented below has been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been made.

     Summary quarterly financial data is as follows (in thousands):

                                      1ST         2ND         3RD        4TH
                                    QUARTER     QUARTER     QUARTER    QUARTER
                                    --------    --------    --------   --------
YEAR ENDING JULY 1, 2000:
  Net sales                         $ 46,850    $ 50,972    $ 68,883   $ 77,752
  Gross profit                        17,114      16,851      24,442     28,019
  Net income                            (104)        187       4,016      5,137

YEAR ENDING JULY 3, 1999:
  Net sales                         $ 40,918    $ 45,021    $ 54,306   $ 70,664
  Gross profit                        13,544      14,519      17,433     24,740
  Net income                          (7,281)     (2,804)        188    (16,340)

NOTE 15 - SUBSEQUENT EVENT

     On August 11, 2000, pursuant to a Certificate of Merger filed with the Secretary of State of the State of Delaware, Andsonica Acquisition merged with and into Bell. In the 2000 Merger, (i) all of the issued and outstanding common shares of Andsonica Acquisition were converted into 943,925 shares of Bell Common Stock, (ii) each share of Bell's Class A Common Stock and Class B Common Stock issued and outstanding immediately prior to the 2000 Merger was converted into the right to receive (i) cash, (ii) cash and 18% Senior Non-Negotiable Merger Notes of the Company due 2000, or (iii) common stock of the Company following the 2000 Merger. Each share of Bell's Series A Preferred Stock was converted into the right to receive $50.99, in cash, plus accrued but unpaid dividends. All of Bell's Class C Common Stock was cancelled without consideration. Immediately following the 2000 Merger, Bell Sports Holdings owned approximately 94.4% of the equity of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers and directors of the Company as of August 18, 2000 (1):

     Name              Age       Position
     ----              ---       --------
Mary J. George          50       Director and Chairman
Richard S Willis        40       Director, President and Chief Executive Officer
Todd R. Berman          43       Director
Michael S. Shein        36       Director
Kwai Kong               37       Executive Vice President--R&D and Manufacturing

----------
(1) Terry G. Lee, who served as Director and Chairman of the Company during fiscal 2000, ceased being employed by the Company on August 11, 2000, upon the consummation of the 2000 Merger. William M. Barnum, Jr., Kim G. Davis, John F. Hetterick, Edward L. McCall, Tim R. Palmer and John M. Sullivan, each of whom served as directors of the Company during fiscal 2000, ceased being directors on August 11, 2000, upon the consummation of the 2000 Merger. William L. Bracy, who served as President of the Company during fiscal 2000, terminated his employment with the Company in August 2000.

     Each director serves a term expiring at the next annual meeting of stockholders, or until his successor shall have been elected and qualified.

     MARY J. GEORGE, Director and Chairman. Ms. George joined the Company in October 1994 as the Senior Vice President of Marketing and Strategic Planning, became President--Specialty Retail Division in July 1995, became President--North America in December 1995, and became President and Chief Operating Officer in April 1997. Ms. George continued as President, and became Chief Executive Officer and Director in August 1998. Ms. George became Chairman on August 11, 2000 upon the consummation of the 2000 Merger. Prior to joining the Company, Ms. George served as President of Denar Corporation from January 1993 to August 1994, and as President of the WestPointe Group from January 1991 to December 1992. She is a director of Bell Racing and Remedytemps, Inc.

     RICHARD S WILLIS, Director, President and Chief Executive Officer. Mr. Willis joined the Company in April 1999 as Executive Vice President and Chief Financial Officer and became Chief Operations Officer in December 1999. Mr. Willis became President and Chief Executive Officer and Director on August 11, 2000 upon the consummation of the 2000 Merger. Previously, Mr. Willis served as Executive Vice President and Chief Financial Officer of Petersen Publishing from October 1995 to April 1999 and as a Director from December 1996 to April 1999. From 1993 to 1995, Mr. Willis served as the Executive Vice President and Chief Financial Officer of two divisions of World Color and from 1990 to 1993 as the Chief Financial Officer and Secretary of Aster Publishing Company.

     TODD R. BERMAN, Director. Mr. Berman became a director of the Company on August 11, 2000. Mr. Berman is a co-founder and President of Chartwell, an advisor to, and manager of, private equity funds that invest in growth financings and buyouts of middle market companies. Mr. Berman has been with Chartwell, Chartwell Investments Inc. or its predecessor since 1992. He received his A.B. from Brown University and an M.B.A. from Columbia University Graduate School of Business.

     MICHAEL S. SHEIN, Director. Mr. Shein became a director of the Company on August 11, 2000. Mr. Shein is a Managing Director and co-founder of Chartwell. Mr. Shein has been with Chartwell, Chartwell Investments Inc. or its predecessor since 1992. Mr. Shein received a B.S. summa cum laude from The Wharton School at the University of Pennsylvania.

     KWAI KONG, Executive Vice President--R&D and Manufacturing. Mr. Kong joined Bell in January 1994, when VistaLite was purchased by the Company, as Director, Design Engineering. In June 1995, he became Vice President--Research and Development and, in June 1998, became Vice President--R&D and Manufacturing. Prior to joining the Company, Mr. Kong was President and Chief Executive Officer of VistaLite, of which he was also a co-founder. VistaLite was purchased by Bell in January 1994.

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

                                                                                 LONG-TERM
                                                                               COMPENSATION
                                                   ANNUAL COMPENSATION            AWARDS
                                               ----------------------------    ------------
                                              FISCAL                         RESTRICTED STOCK    ALL OTHER
    NAME AND PRINCIPAL POSITION                YEAR     SALARY      BONUS      AWARDS($)(1)    COMPENSATION (2)
    ---------------------------                ----    --------    --------    ------------    ----------------
Terry G. Lee                                   2000    $207,500    $200,000      $     --         $  4,814
  Chairman                                     1999     356,735          --            --            4,260
                                               1998     410,962     152,750       200,000            5,773

Mary J. George                                 2000     370,193     421,875            --            6,229
  Chief Executive Officer                      1999     366,347          --            --            6,099
                                               1998     298,209     265,000       700,000            5,411

Richard S Willis                               2000     279,808     412,500            --            4,272
  Executive Vice President, Chief Operations   1999      62,500          --            --               64
  Officer and Chief Financial Officer          1998          --          --            --               --

William L. Bracy                               2000     290,000     261,000         7,553
  President                                    1999     271,160          --         6,034
                                               1998     115,464      75,000            --               --

Kwai Kong                                      2000     173,077      75,000            --            7,179
  Executive Vice President-R&D and             1999     155,769     150,000            --            4,866
  Manufacturing                                1998     119,164      82,475            --            5,467

----------
(1) Fiscal 1998 awards consist solely of restricted phantom stock units. Phantom stock units were granted as of August 28, 1997 to the Named Executive Officers as follows: Mr. Lee 21,763 units and Ms. George 10,881 units. In addition, in accordance with the terms of her employment agreement with the Company, 32,324 and 30,769 phantom stock units were granted to Ms. George on August 23, 1997 and September 12, 1997, respectively. The phantom stock units vested in full at the time of the 1998 Recapitalization.

     The Named Executive Officers have purchased shares of restricted stock, in each case at fair market value on the date of purchase, from the Company in accordance with the Company's Investment and Incentive Plan and the Company's Class C Investment and Incentive Plan. At the end of Fiscal 2000, Ms. George held 25,600 unvested shares of Class B Common Stock with a market value of $15,872 and 3,000 unvested shares of Class C Common Stock with a market value of $1,860; Mr. Willis held 8,000 unvested shares of Class B Common Stock with a market value of $4,960 and 12,000 unvested shares of Class C Common Stock with a market value of $7,440; Mr. Bracy held 8,000 unvested shares of Class B Common Stock with a market value of $4,960 and 12,000 unvested shares of Class C Common Stock with a market value of $7,440; Mr. Kong held 6,640 unvested shares of Class B Common Stock with a market value of $4,117 and 7,000 unvested shares of Class C Common Stock with a market value of $4,340. The unvested shares lack voting rights and are subject to repurchase by the Company under specified circumstances. Upon consummation of the 2000 Merger, all shares of Class B Common Stock became fully vested and all shares of Class C Common Stock were cancelled without consideration.

(2) The Fiscal 2000 amounts include the following annual Company contributions to the Bell Sports Corp. Employees' Retirement and 401(k) Plan: Mr. Lee $4,262, Ms. George $5,187, Mr. Willis $3,750, Mr. Bracy $5,231, and Mr.
     Kong $6,899. The Fiscal 2000 amounts also include the following life insurance premiums paid by the Company: Mr. Lee $552, Ms. George $1,042, Mr. Willis $522, Mr. Bracy $2,322, and Mr. Kong $280.

OPTION GRANTS IN LAST FISCAL YEAR

     No options were granted by the Company in Fiscal 2000.

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL  YEAR AND FISCAL  YEAR END OPTION
VALUES

     None of the Named Executive Officers exercised stock options during fiscal 2000 and, with the exception of Ms. George, none of the Named Executive Officers held any options to acquire any Company stock at the end of fiscal 2000. The table below provides certain information relating to the options held by Ms. George at the end of fiscal 2000.

                                                      NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                        SHARES                       UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS AT
                      ACQUIRED ON      VALUE           OPTIONS AT FY-END                  FY-END
NAME                  EXERCISE (#)  REALIZED ($)   EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
----                  ------------  ------------   -----------  -------------   -----------  -------------
Mary J. George (1)        --            --           20,511          --           304,383         --

----------
(1) Options outstanding at July 1, 2000 provide for the purchase of shares of Series A Preferred Stock.

DIRECTOR COMPENSATION

     No directors received compensation for service as a director of the Company in fiscal 2000.

NEW EMPLOYMENT AGREEMENTS

     In connection with the consummation of the 2000 Merger, the Company entered into new employment agreements with Mary George and Richard Willis.

     The Company's employment agreement with Ms. George provides that she will serve as Chairman of the Company for a term ending on August 11, 2004, unless terminated earlier in the event of Ms. George's death or disability, termination by the Company with or without cause (as defined in the agreement) or termination by Ms. George with or without good reason (as defined in the agreement). The agreement will automatically be renewed for successive one year terms unless terminated by either party on at least 180 days notice. The agreement provides for an annual base salary of $425,000, subject to annual increases in the discretion of the board, and annual cash bonuses based upon achievement of EBITDA targets set annually by the board, up to a maximum of 150% of Ms. George's then base salary. The agreement also provides that Ms. George is to receive an option to acquire common stock of the Company equal to 12.5% of the option pool set aside for management (which pool shall not be less than 15% of the outstanding shares of common stock of the Company on August 11, 2000) less that number of options having an aggregate exercise price of $600,000. Under the agreement, Ms. George is entitled to participate in the Company's benefit plans and programs, reimbursement for any deductibles and co-payments related to medical expenses and reimbursement of automobile expenses and her expenses for commuting to San Jose. On August 11, 2005, whether or not Ms. George is then employed by the Company, but provided that she has not disparaged the Company, the Company will forgive her amended and restated promissory note dated August 11, 2000 in the face amount of $600,0000. In the event of early termination of Ms. George's employment by the Company without cause or by Ms. George with good reason, the Company will continue to pay Ms. George her base salary and all health for 18 months, Ms. George will be entitled to a pro-rated bonus through her termination date, and she will have the right to sell to the Company any or all of her equity interests in the Company (including awarded but unexercisable options or restricted securities which will be terminated at their fair market value).

     The Company's employment agreement with Mr. Willis provides that he will serve as President and Chief Executive Officer of the Company for a term ending on August 11, 2004, unless terminated earlier in the event of Mr. Willis's death or disability, termination by the Company with or without cause (as defined in the agreement) or termination by Mr. Willis with or without good reason (as defined in the agreement). The agreement will automatically be renewed for successive one year terms unless terminated by either party on at least 180 days notice. The agreement provides for an annual base salary of $400,000, subject to annual increases in the discretion of the board, and annual cash bonuses based upon achievement of EBITDA targets set annually by the board, up to a maximum of 150% of Mr. Willis's then base salary. The agreement also provides that Mr. Willis is to receive an option to acquire common stock of the Company equal to 20% of the option pool set aside for management. Under the agreement, Mr. Willis is entitled to participate in the Company's benefit plans and programs, reimbursement for any deductibles and co-payments related to medical expenses and reimbursement of automobile expenses. In the event of early termination of Mr. Willis's employment by the Company without cause or by Mr. Willis with good reason, the Company will continue to pay Mr. Willis his base salary and all health for 18 months, Mr. Willis will be entitled to a pro-rated bonus through his termination date, and he will have the right to sell to the Company any or all of his equity interests in the Company (including awarded but unexercisable options or restricted securities which will be terminated at their fair market value).

OLD EMPLOYMENT AGREEMENTS

     Prior to the consummation of the 2000 Merger, the Company had the following employment agreements with Named Executive Officers.

     The Company had an employment agreement with Mr. Lee which provided that he serve as Chairman of the Board of the Company for a term expiring in August 2000, unless terminated earlier in the event of the employee's death or disability, termination by the Company with or without cause (as defined in the agreement) or termination by the employee with or without good reason (as defined in the agreement.) The agreement provides for an annual salary of $207,500, with annual cash bonuses based on actual operating income as compared to projected operating income targets approved by the Board of Directors, up to a maximum annual bonus of 125% of Mr. Lee's then existing base salary. Under the agreement, Mr. Lee was to be paid regardless of any services performed, and even if his service was terminated with or without cause. Under the employment agreement, Mr. Lee was entitled to participate in the Company's benefit plans and programs, and entitled to reimbursement for any deductibles and co-payments related to medical expenses. The agreement also contained a non-compete provision, by which Mr. Lee was prohibited from competing against the Company (as defined) for a period of 5 years from the date of the 1998 Recapitalization. As consideration for this agreement, Mr. Lee is being paid a total of $1.5 million in three equal annual installments, beginning at the date of the 1998 Recapitalization.

     The Company had an employment agreement with Ms. George which provided that she serve as President and Chief Executive Officer of the Company. The employment agreement was for a term ending on August 17, 2003 unless terminated earlier in the event of Ms. George's death or disability, termination by the Company with or without cause (as defined in the agreement) or termination by Ms. George. The agreement provided for an annual base salary of $350,000, subject to annual increases in the discretion of the Company, and annual cash bonuses in accordance with the Company's management incentive program. Under the agreement, Ms. George was entitled to participate in the Company's benefit plans and programs, reimbursement for any deductibles and co-payments related to medical expenses and reimbursement of automobile expenses and her expenses for commuting to San Jose. In the event of early termination of Ms. George's employment by the Company without cause or voluntarily by Ms. George, the Company was to continue to pay Ms. George her base salary and all other benefits, excluding bonus, for 18 months and, in the case of termination of her employment by the Company without cause, any outstanding, unexercisable stock options become exercisable. Effective July 1, 1999, Ms. George relinquished her position as President. Per the employment agreement, unless Ms. George consented, any material diminution of her significant duties would allow her to terminate her employment and receive the compensation noted above. Ms. George has signed a memo consenting to the change in duties. Upon completion of the 2000 Merger, Ms. George relinquished her title as Chief Executive Officer and become the Executive Chairman of the Board.

     The Company had a Memorandum Reference Employment with Mr. Bracy, which provided for him to serve as US Group President of the Company. The memorandum called for a base salary of $250,000 with annual increases at the discretion of the Company and annual cash bonuses in accordance with the Company's bonus policy. Upon Mr. Bracy's appointment as President, his salary increased to $290,000. Under the terms of the memorandum, Mr. Bracy was entitled to participate in the Company's benefit plans and programs, reimbursement for any deductibles and co-payments related to medical expenses and a $400 per month automobile allowance. Under the terms of a separate Severance Agreement with Mr. Bracy, in the event of early termination of his employment by the Company other than by reason of a nonqualifying termination, the Company was to pay Mr. Bracy an amount equal to his highest annual base salary. Additionally, medical, dental, accident, disability and life insurance plans was to continue for one year following such termination.

     In July 2000, Mr. Bracy signed a separation agreement with the Company. Under the terms of the agreement, Mr. Bracy left the Company on August 4, 2000 and received as severance his employee bonus of $261,000 and a payment of $290,000, equal to his highest annual base salary. In addition, the Company will keep in force all medical, dental, accident, disability and life insurance plans for a period of one year from the date of termination. Mr. Bracy was be required to repay outstanding loans to the Company of $112,500 and $91,161. (See "Item
13. Certain Relationships and Related Transactions" for more information relating to these loans.)

     Mr. Willis signed an offer letter with the Company which provided for him to serve as Executive Vice President and Chief Financial Officer of the Company. The letter called for a base salary of $250,000 with annual increases at the discretion of Bell. Mr. Willis was entitled to participate in the Company's benefit plans and programs and to receive reimbursement for any deductibles and co-payments related to medical expenses. He was also eligible for an annual bonus equal to 50% of his annual base salary, determined in accordance with the Company's bonus policy. In the event of involuntary termination without cause, the letter called for Mr. Willis to receive his base salary and related benefits for a period of one year following the date of termination. Upon completion of the 2000 Merger, Mr. Willis became President and Chief Executive Officer of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Until the consummation of the 2000 Merger, the compensation committee of the Board of Directors consisted of Ed McCall, John Hetterick and Kim Davis. The committee met regularly to discuss compensation issues. The committee based executive compensation on the overall performance of the Company, the individual performance of the executive, and market considerations.

     Mr. McCall is a Managing Member of Brentwood Private Equity, L.L.C. Mr. Davis is a Managing Director of Charlesbank Bell Sports Holdings, Limited Partnership. See "Item 13. Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of August 18, 2000 concerning beneficial ownership of the Company's Common Stock by each person known by the Company to own beneficially more than five percent of the outstanding shares of any class of the Company's stock, each director, each Named Executive Officer and all directors and executive officers of the Company as a group.

     Each share of the Company's Common Stock is entitled to one vote on each matter presented

     Unless otherwise noted below, the listed persons have sole voting and dispositive power with respect to the shares of Company stock owned by them, subject to community property laws if applicable.

                                                                        PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                     COMMON STOCK   OF CLASS
------------------------------------                     ------------   --------
Chartwell Investments II, L.P. (a) ....................     943,925       94.4%
Chartwell Coinvestors II, L.P. (b) ....................     943,925       94.4%
Mary J. George (c) ....................................      10,800        1.1%
Richard S Willis (d) ..................................       4,672           *
Todd R. Berman (e) ....................................     943,925       94.4%
Michael S. Shein (e) ..................................     943,925       94.4%
Kwai Kong (f) .........................................       1,364           *
All directors and officers as a group (5 persons) .....     960,761       96.1%

----------
* Less than one percent.

(a) Chartwell Investments II, L.P., a Delaware limited partnership, is a voting member, and as such has the right to elect one of the managers, of Bell Sports Holdings, L.L.C., a Delaware limited liability company, which owns 943,925 shares of common stock of the Company. Chartwell Manager LLC, a Delaware limited liability company, is the General Partner of Chartwell Investments II, L.P. As a result, Chartwell Manager LLC may be deemed to beneficially own all of the shares of the Company beneficially owned by Chartwell Investments II, L.P. Chartwell Investments II LLC, a Delaware limited liability company, is the manager of Chartwell Manager LLC and as such may be deemed to beneficially own all of the shares of the Company beneficially owned by Chartwell Manager LLC. Todd Berman and Michael Shein, both of whom are directors of the Company, are the managers of Chartwell Investments II LLC and consequently, may be deemed to beneficially own all of the shares of the Company beneficially owned by Chartwell Investments II LLC. However, the Company has been advised by each of Chartwell Manager LLC, Chartwell Investments II LLC, Mr. Berman and Mr. Shein that each disclaims beneficial ownership of such shares of the Company. The address for Chartwell Investments II, L.P. is c/o Chartwell Investments II LLC, 717 Fifth Avenue, 23rd Floor, New York, New York 10022.

(b) Chartwell Coinvestors II, L.P., a Delaware limited partnership, is a voting member, and as such has the right to elect one of the managers, of Bell Sports Holdings, L.L.C., a Delaware limited liability company, which owns 943,925 shares of common stock of the Company. Chartwell Manager LLC, a Delaware limited liability company, is the General Partner of Chartwell Coinvestors II, L.P. As a result, Chartwell Manager LLC may be deemed to beneficially own all of the shares of the Company beneficially owned by Chartwell Coinvestors II, L.P. Chartwell Investments II LLC, a Delaware limited liability company, is the manager of Chartwell Manager LLC and as such may be deemed to beneficially own all of the shares of the Company beneficially owned by Chartwell Manager LLC. Todd Berman and Michael Shein, both of whom are directors of the Company, are the managers of Chartwell Investments II LLC and consequently, may be deemed to beneficially own all of the shares of the Company beneficially owned by Chartwell Investments II

     LLC. However, the Company has been advised by each of Chartwell Manager LLC, Chartwell Investments II LLC, Mr. Berman and Mr. Shein that each disclaims beneficial ownership of such shares of the Company. The address for Chartwell Coinvestors II, L.P. is c/o Chartwell Investments II LLC, 717 Fifth Avenue, 23rd Floor, New York, New York 10022.

(c)  Ms. George's address is 6350 San Ignacio, San Jose, California 95119.

(d)  Mr. Willis' address is 6350 San Ignacio, San Jose, California 95119.

(e) Chartwell Investments II, L.P. and Chartwell Coinvestors II, L.P. are the voting members, and as such have the right to elect the managers, of Bell Sports Holdings, L.L.C., which owns 943,925 shares of common stock of the Company. Chartwell Manager LLC is the General Partner of both Chartwell Investments II, L.P. and Chartwell Coinvestors II, L.P. As a result, Chartwell Manager LLC may be deemed to beneficially own all of the shares of the Company beneficially owned by Chartwell Investments II, L.P. and Chartwell Coinvestors II, L.P. Chartwell Investments II LLC is the manager of Chartwell Manager LLC and as such may be deemed to beneficially own all of the shares of the Company beneficially owned by Chartwell Manager LLC. Todd Berman and Michael Shein, both of whom are directors of the Company, are the managers of Chartwell Investments II LLC and consequently, may be deemed to beneficially own all of the shares of the Company beneficially owned by Chartwell Investments II LLC. Mr. Berman and Mr. Shein are also the managers of Bell Sports Holdings, L.L.C. The address of each of Mr. Berman and Mr. Shein is c/o Chartwell Investments II LLC, 717 Fifth Avenue, 23rd Floor, New York, New York 10022.

(f)  Mr. Kong's address is 6350 San Ignacio, San Jose, California 95119.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to a Corporate Development and Administrative Services Agreement entered into in connection with the closing of the 1998 Recapitalization among Brentwood Private Equity, L.L.C. ("BPE"), an affiliate of Brentwood, Charlesbank (together with BPE, the "Advisors"), Bell and BSI, as amended from time to time (the "Services Agreement"), the Advisors have agreed to assist in the corporate development activities of the Company by providing services to the Company, including (i) assistance in analyzing, structuring and negotiating the terms of investments and acquisitions, (ii) researching, identifying, contacting, meeting and negotiating with prospective sources of debt and equity financing, (iii) preparing, coordinating and conducting presentations to prospective sources of debt and equity financing, (iv) assistance in structuring and establishing the terms of debt and equity financing and (v) assistance and advice in connection with the preparation of the Company's financial and operating plans. Pursuant to the Services Agreement, the Advisors are entitled to receive: (i) upon the occurrence of certain events, monitoring fees equal to 1% of the aggregate amount of investment in the Company by the Advisors; (ii) aggregate financial advisory fees equal to 1.5% of the acquisition cost of the Company's completed acquisitions, as described above; and (iii) reimbursement of their reasonable fees and expenses incurred from time to time (a) in performing the services rendered thereunder and (b) in connection with any investment in, financing of, or sale, distribution or transfer of any interest in the Company by the Advisors or any person or entity associated with the Advisors. Upon the closing of the 1998 Recapitalization, the Investors, together, were paid a fee of approximately $3.0 million, in the aggregate, and reimbursed for out of pocket expenses in connection with the negotiation of the 1998 Recapitalization and for providing certain financial advisory and investment banking services to Bell and BSI including the arrangement and negotiation of the Credit Facility, the arrangement and negotiation of the Notes and for other management consulting services. The Services Agreement will be terminated upon consummation of the 2000 Merger.

     In connection with the 2000 Merger, Charlesbank and Brentwood each entered into a Securities Agreement with Bell Sports Holdings, Andsonica, and the Company, pursuant to which they agreed to vote all of their Common Stock in favor of the Merger Agreement and the transactions contemplated thereby. Charlesbank and Brentwood also agreed not to dispose of any Common Stock or 14% Senior Discount Notes held by them. Charlesbank and Brentwood also each entered into a Noncompetition and Nonsolicitation Agreement with Bell Sports Holdings, which limits their ability to engage in specified competitive activity and to solicit employees of the Company until July 31, 2002.

     In connection with the 2000 Merger, BSI entered into an agreement with Chartwell, providing for the payment of fees and reimbursement of expenses to Chartwell for acting as financial advisor with respect to obtaining, structuring and negotiating the New Credit Agreement and the Investment Agreement. Andsonica Acquisition, which merged with and into the Company in the 2000 Merger, also entered into an agreement with Chartwell, providing for the payment of fees and reimbursement of expenses to Chartwell for acting as financial advisor with respect to obtaining, structuring and negotiating the $107 million aggregate equity financing transactions contemplated in the Merger Agreement. Fees totaling $3,045,000, equal to 1% of the aggregate capitalization of Andsonica Acquisition, the Company and BSI (including the total committed debt financing under the Credit Agreement and the Investment Agreement), and approximately $175,000 for reimbursement of expenses were paid at the closing of the 2000 Merger pursuant to these two advisory agreements. Mr. Berman and Mr. Shein are directors of both the Company and BSI and both are managers of Chartwell.

     In connection with the 2000 Merger, BSI also entered into a management consulting agreement with Chartwell pursuant to which Chartwell provides BSI with certain management, advisory and consulting services for an annual fee equal to the greater of (i) 2% of EBITDA of BSI and its subsidiaries for the applicable fiscal year or (ii) $800,000, plus reimbursement of expenses. The term of the management consulting agreement is 10 years commencing at the closing of the 2000 Merger and is renewable for additional one year periods unless the board of directors of BSI gives prior written notice of non-renewal to Chartwell. Mr. Berman and Mr. Shein are directors of both the Company and BSI and both are managers of Chartwell. BSI paid Chartwell $0.4 million as the first installment of the fiscal 2001 management fee at the closing of the 2000 Merger.

     In connection with the 1998 Recapitalization, the Company entered into the Shareholders Agreement with its stockholders which provides for, among other things, (i) certain restrictions and rights related to the transfer, sale or purchase of Bell's Common Stock and Preferred Stock, (ii) certain rights relating to the election of the Board of Directors described in Item 12 hereof and (iii) certain registration rights relating to the Company's Class A Common Stock.

     In July 1999, the Company sold its auto racing helmet business to Bell Racing Company ("Bell Racing") in exchange for an equity interest in Bell Racing valued at approximately $2.1 million. In connection with that transaction, the Company entered into a long-term royalty-free licensing agreement with Bell Racing to permit Bell Racing to market auto racing helmets and auto accessories under the Bell name. The Company also agreed to provide Bell Racing with certain transition services and entered into a sublease with respect to a portion of its manufacturing facility in Rantoul, Illinois. Bell Racing is controlled by Hayden Capital Investments, LC ("Hayden Investments"). Mr. Lee is the Managing Member of Hayden Investments and the Chairman and Chief Executive Officer of Bell Racing. In connection with the consummation of the transaction, Hayden Investments became entitled to receive a payment equal to 1% of the aggregate capital invested in Bell Racing in accordance with the terms of a corporate services and development agreement between Hayden Investments and Bell Racing.

     During fiscal 1998, in connection with the relocation of Mr. Bracy's primary residence, the Company made a non-interest bearing secured loan of $150,000, $112,500 of which remains outstanding at July 1, 2000. The loan is due upon the earlier of (i) termination of employment, (ii) dissolution or liquidation of the Company, or (iii) April 8, 2001. Half of any bonus award earned by Mr. Bracy will be applied to reduce the outstanding balance of such loan.

     During fiscal 1999, in connection with the Company's Investment and Incentive Plan and Class C Investment and Incentive Plan, the Company issued loans to allow certain participants to purchase Company stock. The loans bear interest at an annual rate of 7% and become due in annual installments from September 1999 through September 2003. Under the plans, loans were issued to Mr. Bracy for $115,011, of which $92,082 was outstanding at July 1, 2000, and to Mr. Kong for $26,010, of which $20,824 was outstanding at July 1, 2000.

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

     Mr. Lee is a general partner of Mission Leasing and Hayden Leasing ("Hayden Leasing"), general partnerships. On November 1, 1995, the Company entered into a lease agreement with Hayden Leasing pursuant to which the Company leased an airplane for a monthly fee of $3,000 during Fiscal 1999. This lease agreement terminates on August 31, 2000.

     In April 2000, the Company issued a $600,000 promissory note to Ms. George. The note bears interest at the rate of 6% per annum. Ms. George has pledged her investment in the Company and her outstanding options as collateral for the note. The note is due upon the earlier of (i) termination of employment, (ii) the dissolution or liquidation of the Company, or (iii) the date of any bonus paid in fiscal 2006. The first $100,000 of any bonus paid to Ms. George will be applied to the outstanding balance of the note.

See  "Compensation   Committee   Interlocks  and  Insider   Participation"   and
"Employment Agreements".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The   consolidated   financial   statements,   other   financial  data  and
consolidated financial schedules of the Company and its subsidiaries, listed below are included as part of this report:

Page No.
--------
   18     Consolidated balance sheets - July 1, 2000 and July 3, 1999

   19 Consolidated statements of operations - Years ended July 1, 2000, July 3, 1999 and June 27, 1998

   21 Consolidated statements of cash flows - Years ended July 1, 2000, July 3, 1999 and June 27, 1998

   22     Notes to consolidated financial statements

   48     Schedule II - Valuation and qualifying accounts

   49     Report of independent accountants on financial statement schedule

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)    EXHIBITS


NUMBER    DESCRIPTION
------    -----------
2.1 Agreement and Plan of Merger, dated June 13, 2000, among Bell Sports Holdings, Andsonica Acquisition and the Company (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated June 13, 2000).

2.2 First Amendment to the Agreement and Plan of Merger, dated August 3, 2000 among Bell Sports Holdings, Andsonica Acquisition and the Company (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated August 21, 2000 (the "August 2000 8-K")).

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the August 2000 8-K).

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the August 2000 8-K).

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

4.3 Supplemental Indenture, dated as of August 17, 1998, between the Company and Harris Trust and Savings Bank, as Trustee, relating to the Company's 4 1/4% Convertible Subordinated Debentures due 2000 (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on form 10-K for the year ending July 3, 1999).

4.4 Indenture, dated as of August 17, 1998, among the Company, BSI and Harris Trust and Savings Bank, as Trustee, relating to BSI's Series A and Series B Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 21, 2000 (the "August 1998 8-K")).

4.5 Debenture Purchase Agreement, dated as of August 17, 1998, among Bell Sports Corp., Charlesbank Bell Sports Holdings, Limited Partnership and Brentwood Associates Buyout Fund II, L.P. (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on form 10-K for the year ending July 3, 1999).

4.6 14% Senior Discount Debenture due 2009, dated August 17, 1998, issued by the Company to Charlesbank Bell Sports Holdings, Limited Partnership (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on form 10-K for the year ending July 3, 1999).

4.7 14% Senior Discount Debenture due 2009, dated August 17, 1998, issued by the Company to Brentwood Associates Buyout Fund II, L.P. (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on form 10-K for the year ending July 3, 1999).

4.8 Form of 18% Senior Non-negotiable Merger Note due 2000 (incorporated by reference to Exhibit 4.1 to the August 2000 8-K).

4.9 Investment Agreement, dated August 11, 2000, by and among BSI, the Company and First Union Investors, Inc., GarMark Partners, L.P. and Fleet Corporate Finance, Inc. (incorporated by reference to Exhibit
          4.2 to the August 2000 8-K).

4.10      Form of Warrant of the Company  (incorporated  by reference to Exhibit
          4.3 to the August 2000 8-K).

4.11 Form of 13% Senior Subordinated Note due August 15, 2008 of BSI (incorporated by reference to Exhibit 4.4 to the August 2000 8-K).

4.12 Form of Securities Holders and Registration Rights Agreement by and among Bell Sports Holdings, the Company and the Investors signatory thereto (incorporated by reference to Exhibit 4.5 to the August 2000 8-K).

4.13 Securities Agreement, dated June 13, 2000, among Bell Sports Holdings, Andsonica Acquisition, the Company and the security holders listed therein (incorporated by reference to Exhibit 4.6 to the August 2000 8-K).

4.14 Noncompetition and Nonsolicitation Agreement, dated June 13, 2000, among the Company, Charlesbank Capital Partners LLC, Brentwood Private Equity LLC and Bell Sports Holdings (incorporated by reference to
          Exhibit 4.7 to the August 2000 8-K).

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

10.7 The Company's Series A Preferred Stock Option Agreement between the Company and Mary J. George dated August 17, 1998 (incorporated by reference to Exhibit 10.2 to the September 1998 10-Q).

10.8 The Company's Class A Common Stock Option Agreement between the Company and Mary J. George dated August 17, 1998 (incorporated by reference to Exhibit 10.3 to the September 1998 10-Q).

10.9 Memorandum of Understanding, dated July 15, 1999, between the Company and Mary J. George (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on form 10-K for the year ending July 3,
          1999).

10.10 Employment Agreement, dated August 11, 2000 among the Company, BSI and Mary J. George (incorporated by reference to Exhibit 10.2 to the August 2000 8-K).

10.11 Amended and Restated Promissory Note, dated August 11, 2000 between BSI and Mary J. George (incorporated by reference to Exhibit 10.3 to the August 2000 8-K).

10.12 Amended and Restated Collateral Pledge Agreement, dated August 11, 2000 between BSI and Mary J. George (incorporated by reference to
          Exhibit 10.4 to the August 2000 8-K).

10.13 Memorandum reference Employment Outline for Bill Bracy, dated November 26, 1997 (incorporated by reference to Exhibit 10.6 to the December 1997 10-Q).

10.14 Severance Agreement, dated December 1, 1997, between the Company, BSI and Bill Bracy (incorporated by reference to Exhibit 10.7 to the December 1997 10-Q).

10.15* Separation Agreement, dated July 5, 2000, between the Company, BSI and Bill Bracy.

10.16 Promissory Note, dated April 8, 1998, between BSI and Bill Bracy (incorporated by reference to Exhibit 10.4 to the March 1998 10-Q).

10.17 Collateral Pledge Agreement, dated April 8, 1998, between BSI and Bill Bracy (incorporated by reference to Exhibit 10.5 to the March 1998 10-Q).

10.18 Employment Agreement, dated August 11, 2000, among the Company, BSI and Richard S Willis (incorporated by reference to Exhibit 10.5 to the August 2000 8-K).

10.19 Lease of Aircraft between BSI and Hayden Leasing, L.C. dated November 1, 1995 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996).

10.20 The Company's Investment and Incentive Plan, dated December 21, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 26, 1998 (the "December 1998 10-Q")).

10.21 The Company's Class C Investment and Incentive Plan, dated December 21, 1998 (incorporated by reference to Exhibit 10.2 to the December 1998 10-Q).

10.22 Form of Promissory Note between the Company and certain employees, secured by shares issued under the Company's Investment and Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on form 10-K for the year ending July 3, 1999).

10.23 Manufacturing and Product Development Agreement between BSI and Pactuco, Inc. dated September 22, 1998 (incorporated by reference to
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998 (the "September 1998 10-Q")).

10.24 Merchandise Sourcing Agreement between BSI and DS-MAX U.S.A., Inc. dated February 18, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1999).

10.25 Revolving Credit and Term Loan Agreement, dated August 11, 2000, by and among BSI, the Company, Fleet National Bank, First Union National Bank and certain other lending institutions (collectively, the "Lenders"), First Union National Bank, as syndication agent for the Lenders and Fleet National Bank, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the August 2000 8-K).

21*       Subsidiaries of the Registrant

27.1*     Financial data schedule for 2000

----------
* Filed herewith

     Exhibits 10.4 through 10.18 and 10.20 through 10.22 listed are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K. Documents not filed herewith have previously been filed by the Company with the Securities and Exchange Commission, File No. 0-19873.

     Pursuant  to  the   requirements  of  the  Securities  Act  of  1933,  this
registration statement has been signed by the following persons in the capacities indicated on this 23rd day of August, 2000.

             NAME
             ----

/s/ Richard S Willis               Director and Chief Executive Officer
-------------------------------    (principal executive officer and principal
Richard S Willis                   financial and accounting officer)


/s/ Mary J. George                 Director and Chairman
-------------------------------
Mary J. George


/s/ Todd R. Berman                 Director
-------------------------------
Todd R. Berman


/s/ Michael S. Shein               Director
-------------------------------
Michael S. Shein

                                BELL SPORTS CORP.

                             SCHEDULE II - VALUATION
                             AND QUALIFYING ACCOUNTS
                       FOR EACH OF THE THREE FISCAL YEARS
                        IN THE PERIOD ENDED JULY 1, 2000
                                 (IN THOUSANDS)

                                                ADDITIONS
                                           --------------------
                                          CHARGED
                            BALANCE AT    TO COSTS     CHARGED TO                   BALANCE
                             BEGINNING       AND         OTHER                     AT END OF
                             OF PERIOD    EXPENSES      ACCOUNTS      DEDUCTIONS    PERIOD
                              -------      -------      -------        -------      -------
JULY 1, 2000
  Deferred tax asset
    valuation allowance       $ 1,108      $    --      $    --        $   768      $   340
  Allowance for doubtful
    accounts                  $ 1,768      $ 1,349      $    --        $ 1,665      $ 1,452
  Inventory valuation
    allowance                 $ 2,883      $ 2,446      $    --        $ 3,880      $ 1,449

JULY 3, 1999
  Deferred tax asset
    valuation allowance       $ 1,798      $    --      $    --        $   690      $ 1,108
  Allowance for doubtful
    accounts                  $ 1,690      $   907      $    --        $   829      $ 1,768
  Inventory valuation
    allowance                 $ 2,299      $ 4,592      $    --        $ 4,008      $ 2,883

JUNE 27, 1998
  Deferred tax asset
    valuation allowance       $ 1,970      $    --      $    --        $   172      $ 1,798
  Allowance for doubtful
    accounts                  $ 5,021      $ 1,077      $(1,300)(a)    $ 3,108      $ 1,690
  Inventory valuation
    allowance                 $ 3,326      $ 2,340      $    --        $ 3,367      $ 2,299

----------
(a) Reversal to Loss on Disposal of Product Line.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
and Stockholders of
Bell Sports Corp.

Our audits of the consolidated financial statements referred to in our report dated July 27, 2000, except for Note 15, as to which the date is August 11, 2000, appearing in this Form 10-K also included an audit of the financial statement schedules listed in Item 14 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICEWATERHOUSECOOPERS LLP


San Francisco, California
July 27, 2000